Form 10QSB
period 2007-07-31
Max Nutrition, Inc.
filed 2007-09-19
CIK 1393067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 141327

MAX NUTRITION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0162321
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nicholas Stone Max Nutrition, Inc. 8531 Santa Monica Blvd. West Hollywood, CA 90069 (Address of principal executive offices)

310-360-9242
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ *   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of September 13, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement was declared effective on July 23, 2007

MAX NUTRITION, INC.

MAX NUTRITION, INC.

Balance Sheet

July 31, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,523
Inventories	14,723
Due from affiliate	8,214
TOTAL CURRENT ASSETS	24,460

EQUIPMENT

Equipment	8,100
Accumulated depreciation	(5,265)
Net	2,835

DEPOSITS	8,460

TOTAL ASSETS	$35,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$57,828
Total Current Liabilities

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-
Common stock at $0.001 par value; authorized 74,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(32,073)
Total Stockholders’ Deficit	(22,073)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,755

See accompanying notes to financial statements

MAX NUTRITION, INC.

Statements of Operations

For the Three Months Ended July 31, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$96,560	$129,120

Cost of sales	73,376	103,015

Gross profit	23,184	26,105

General and administrative	28,053	26,450

Net Loss	$(4, 869 )	$(345)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	9,100,000

See accompanying notes to financial statements.

MAX NUTRITION, INC.

Statements of Operations

For the Nine Months Ended July 31, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$265,785	$381,067

Cost of sales	191,138	281,562

Gross profit	74,647	99,505

General and administrative	97,239	101,731

Net Loss	$(22, 592 )	$(2,226)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,736,264	9,100,000

See accompanying notes to financial statements.

MAX NUTRITION, INC.

Statements of Cash Flows

For the Nine Months Ended July 31, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22, 592 )	$(2,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,215	1,215
Change in net operating assets	14, 863	11,904
Net Cash Provided by (Used in) Operating Activities	(6,514)	10,893

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of common stock	900	-

CHANGE IN CASH	(5,614)	10,893

CASH AT BEGINNING OF PERIOD	7,137	1,056
CASH AT END OF PERIOD	$1,523	$11,949

See accompanying notes to financial statements.

MAX NUTRITION, INC.

Notes to Unaudited Financial Statements

July 31, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended July 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on July 24, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.

STOCKHOLDERS’ DEFICIT

On January 20, 2007, the Company sold 900,000 shares of its common stock to 39 shareholders for $900 in cash. Of the 900,000 shares, 250,000 (27.8%) shares were sold to people directly related to at least one officer or director and 330,000 (36.7%) shares were sold to the Company’s counsel or holders associated with the firm of its counsel.

Pursuant to a January 13, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options are outstanding or have been issued under the Plan as of September 12, 2007.

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2007, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses in the most recent two fiscal years. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is seeking to increase its sales to generate profits by increasing its marketing efforts and aggressively reviewing its pricing policy and product mix.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

A summary of operations is:

	2007	2006

Sales	$265,785	$381,067

Cost of sales	191,138	281,562

Gross profit	74,647	99,505

General and administrative	97,239	101,731

Net loss	$22, 592	$2,226

The principal differences are:

Sales – product sales decreased 30.3% from 2006. Our overall business approach remains the same, but decreases resulted. We believe, based on our observations and conversations with customers, that we lost some sales to customers purchasing products on the Internet. As a result, we have lowered some prices. The implementation of new product sales and expansion of our customer base are fundamental to our future growth. We expect the industry to grow due in part to an aging U.S. population, rising healthcare costs, and the desire by many to live longer, healthier lives. We depend entirely on walk in business. There was a decline in walk-in customers in 2006 that remains through the third quarter of 2007. We do not know the reason for that decline other than the possible loss of these customers to Internet vendors.

Cost of sales – cost of sales decreased $90,424 and as a percentage of sales went from 73.9% in 2006 to 71.9% in 2007. The decrease in both cost and percentage was based on product mix.

Gross profit – We realized a gross profit of 28.1% in 2007 compared to 26.1% in 2006. The reasons for the decrease are explained as above.

General and administrative – decreased in 2007 compared to 2006 primarily because of decreases in credit card fees ($8,348) offset by increased office and other expense ($3,998).

General

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus.  We believe that the perception that many people have of a public company makes it more likely that they will accept securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

Issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.  Having shares of our common stock may also give vendors and others a greater feeling of identity with us which may result in more referred business.  Conversely, such issuances of our shares would necessarily dilute the percentage of ownership interest of our existing stockholders.

Liquidity

Max Nutrition will pay all costs relating to its offering estimated at approximately $65,000.  This amount becomes due when and if we get a trading symbol from the NASD and will be paid as and when necessary and required or otherwise accrued on the books and records of Max Nutrition until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the effective date of the SB2 declared effective July 23, 2007, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when Max Nutrition has the financial resources to do so.

Despite the fact that our president is willing to consider providing us with a loan or advance on a case by case basis (for costs other than offering expenses), his resources are limited and do not permit him to make loans in excess of his commitment to lend us the amounts necessary to pay the costs of this offering. We do not believe that we can rely on the likelihood of any significant advance if we are unable to pay standard operating costs. Max Nutrition does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business. We maintain relatively small levels of inventory and only require a telephone and cash register to operate the business. We do not perform significant amount of advertising. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are subject to the reporting requirements of the Exchange Act of '34 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling day-to-day business obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would enable us to operate and expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us that may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In January 2007, Max Nutrition sold 900,000 shares of its common stock to 39 people for $900. Of the 900,000 shares, 250,000 (27.8%) shares were sold to people directly related to at least one officer or director and 330,000 (36.7%) shares were sold to our counsel or holders associated with the firm of our counsel.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was principally intended to get relatives, friends and/or business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders and their families may provide us with valuable services such as recommending us to potential customers and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Revenue recognition: We recognize revenues at the moment a sale to a customer is complete.  We are a retail business.  Sales are complete when a customer makes payment in cash or credit card and takes the purchase from the store. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns. We have had virtually no customer returns.

Accounting for income taxes: We were a limited liability company from our inception until January 12, 2007 during which time Max Nutrition was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue members of a limited liability company are taxed separately on their distributive share of the partnership’s income whether or not that income is actually distributed.

Since January 12, 2007 we account for income taxes using the liability method as required by FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period; we must include an expense within the tax provision in the accompanying statement of operations.  The management of the corporation will periodically estimate the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Currently, we are not confronted with material uncertainties because our income has been minimal, and we have de minimis differences between book and taxable income. The level of uncertainties is likely to increase if and when the level of our business operations increases.

Seasonality

Typically, the demand for health and wellness products in California, where our two retail offices are located, is not seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Nutrition, Inc.

(Registrant)

/s/  Nicholas Stone

Nicholas Stone

Title: President and Chief Financial Officer

September 19, 2007