Form 10KSB
period 2007-10-31
Max Nutrition, Inc.
filed 2008-02-13
CIK 1393067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-137920

Max Nutrition, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	26-0162321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o American Union Securities 100 Wall St. 15th Floor
New York, NY	10005
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number:  212-232-0120

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

State Issuer’s revenues for its most recent year:   $265,785 as of October 31, 2007.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 26, 2008 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 690,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has a trading symbol but has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 769,000 shares held by non-affiliates, based upon the book value as of October 31, 2007 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __________No _________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format   ☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We have obtained a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board (“OTCBB”). However, no trades of our common stock have occurred as of January 25, 2008. Our trading symbol is MXNU.

Item 1.

DESCRIPTION OF BUSINESS

Max Nutrition, Inc. was organized as Wink Stone LLC, a limited liability company, in March 2005 to succeed an unincorporated business conducted by our founder since June 2004. It was converted into a corporation, incorporated in the state of Nevada, on January 12, 2007 with the name Max Nutrition, Inc. We commenced revenue producing operations in June 2004 as an unincorporated entity D/B/A Max Nutrition.

Max Nutrition operated within the nutritional supplements retail industry.  We were a retailer, located in West Hollywood, California, of health and wellness products, including vitamins, minerals, herbal, and specialty supplements, sports nutrition products, diet products and athletic sportswear.  Our product mix was focused on nutritional products, sold under nationally recognized third-party brands.

We discontinued operations during the fourth quarter of our fiscal year ended October 31, 2007.

On January 29, 2008, a closing (the “Closing”) was held pursuant to an Agreement and Plan of Reorganization, dated as of January 29, 2008, (the “Agreement”) by and among the Company, Nicholas Stone (the “Control Stockholder”) and American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”).  Pursuant to the Agreement, ASPI purchased an aggregate of 7,700,000 shares of the 10,000,000 shares of the Company’s issued and outstanding stock for $183,000.00 or approximately $0.0238 per share and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Biology Science and Technology Stock Co., Ltd (“GDBS”) to the Company in exchange for 20,000,000 shares of the Company’s common stock.  Upon completion of the transaction, ASPI, will distribute the 27,700,000 shares of Company common stock it received from the Company and the Company’s principal shareholder to its shareholders, pro rata.  Nicholas Stone has agreed to indemnify the Company and ASPI and its shareholders against any liabilities arising out of any breach of the Agreement by the Company.

ASPI is the owner of all of the issued and outstanding shares of GDBS, a corporation organized under the laws of the People’s Republic of China (“PRC”) and a developer, producer and marketer of additives for fertilizers and animal feed that have been enhanced through the addition of particular bacteria.  Accordingly, the Closing resulted in GDBS becoming a subsidiary of the Company.

Under the terms of the Agreement, all of the present officers and directors of the Company resigned and Qi Jinjun, the Chairman and CEO of GDBS, became the sole officer and director of the Company.  The Agreement required that the Company complete the disposition of all of its “Max Nutrition” assets prior to Closing.

The Company filed a Current Report on Form 8-K dated January 29, 2008, which contains further information regarding the Closing and the transaction involved therein.

The consummation of the Closing is subject to the Company filing this Annual Report on Form 10-KSB and the initiation of a certain level of quotations in the Company’s common stock.  With the filing of this Form 10-KSB, both of these conditions have been satisfied.

Item 2.

DESCRIPTION OF PROPERTY

We had operated two retail stores, but currently have no physical facilities.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending or, to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in July 2007. There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol MXNU.  No trades have occurred through January 25, 2008. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on January 25, 2008, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding. As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol MXNU. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,200,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 99,000,000 authorized shares of common stock, of which 10,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 89,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

Operations

Max Nutrition, Inc. was organized as Wink Stone LLC, a limited liability company, in March 2005 to succeed an unincorporated business conducted by our founder since June 2004. It was converted into a corporation, incorporated in the State of Nevada, on January 12, 2007 with the name Max Nutrition, Inc. We commenced revenue producing operations in June 2004 as an unincorporated entity D/B/A Max Nutrition.

Max Nutrition operated within the nutritional supplements retail industry.  We were a retailer, located in West Hollywood, California, of health and wellness products, including vitamins, minerals, herbal, and specialty supplements, sports nutrition products, diet products and athletic sportswear.  Our product mix was focused on nutritional products, sold under nationally recognized third-party brands.

We discontinued operations during the fourth quarter of our fiscal year ended October 31, 2007. All results of operations for the periods ended October 31, 2007 and 2006 relate to operations that have ceased.

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Liquidity

We currently have no source of debt or equity financing. As we previously indicated all of our historic operations have been discontinued and, as part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

We have become a publicly-reporting company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

 Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of October 31, 2007 that will become effective in subsequent periods; however, the management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the fiscal year ended October 31, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

All historic operations have been discontinued.

Risk Factors

Max Nutrition has discontinued its operations. Future transactions or mergers may not be successful or benefit shareholders. Without successful operations in the future, our business will cease.

We discontinued operations during the fourth quarter of our fiscal year ended October 31, 2007. All results of operations for the periods ended October 31, 2007 and 2006 relate to operations that have ceased.

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Nicholas Stone, our president and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements is dependent to a degree upon others.

Nicholas Stone, our president who holds five executive positions with us, including chief financial officer and principal accounting officer, has no meaningful accounting or financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting  requirements  of the Securities  Exchange Act of 1934,  which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs will reduce or eliminate our future ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange  Commission pursuant to the Securities  Exchange Act of 1934 and the  rules and  regulations  promulgated thereunder.  In order to comply with these requirements, our independent registered auditors must review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel must review and assist in the preparation of such reports.  The costs charged by these  professionals  for those services  cannot be accurately predicted at this time because factors such as the number and type of  transactions  that we engage in and the complexity of our reports  cannot be  determined  at this time and will have a major affect on the  amount of time to be spent by our  auditors  and  attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending October 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We have only two directors who are both our only officers and are married to each other, which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is our president and chairman. These two directors, Nicholas Stone and Jennifer L. Stone, are married to each other.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.

We also believe that the potential of issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.   We will also consider attempting to settle vendor obligations through the issuance of shares.

The foregoing actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. If the shares distributed to vendors or others are sold into any trading market that develops, the impact may be to cause share prices to decrease materially.  Alternatively, we may incur significant expenses that contractors/vendors will not be willing to accept shares of our stock in lieu of cash payment.  Such issuances may also serve to enhance existing management’s ability to maintain control of Max Nutrition because the shares may be issued to parties or entities committed to supporting existing management.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, MXNU, which permits our shares to be quoted on the OTCBB. However, no trades of our shares have occurred, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of Max Nutrition and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

▪

the basis on which the broker or dealer made the suitability determination, and

▪

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

▪

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

▪

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

▪

“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

▪

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

▪

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over Max Nutrition

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president is currently in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as, if and when required.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page F-1.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 30, 2008, Max Nutrition dismissed its independent registered public accounting firm, Mantyla McReynolds, LLC (“Mantyla”).

The reports of Mantyla on the financial statements of the Registrant as of October 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years ended October 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent registered public accounting firms was approved by the members of the Board of Directors of the Registrant.

During the Registrant’s two most recent fiscal years and the subsequent interim periods through January 30, 2008, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused it to make reference thereto in its reports on the financial statements for such years.

Effective January 30, 2008 the Registrant has engaged Li & Company, PC as its new independent certified public accounting firm to audit the Registrant’s financial statements. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

Item 8A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Item 8B.

OTHER INFORMATION

NONE

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Nicholas Stone	38	President, CEO, CFO, Treasurer, Principal Accounting Officer and Chairman
Jennifer L. Stone	24	Secretary and director

Nicholas Stone – Mr. Stone has been our president since. Mr. Stone has owned and operated a privately-owned tanning salon In Los Angeles since 1997 and founded us in 2004. Mr. Stone was born in Croatia and is now a citizen of the United States. He holds a law degree from the University of Croatia.

Jennifer L Stone – Ms. Stone, the wife of Nicholas Stone, became secretary and a director in January 2007. She has assisted Mr. Stone in operating our business since her graduation from UCLA in 2004.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our president currently devotes full time to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.

Currently we have only two officers, both of whom also serve as directors, and are married to each other, and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. The terms of office of both directors expire on October 31, 2008, however, both directors resigned their position in connection with the Agreement and Plan of Reorganization, (the “Agreement”) consummated on January 29, 2008 by and among the Max Nutrition, Nicholas Stone (the “Max Nutrition Control Stockholder”) and American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”). Pursuant to the Agreement, Mr JinJun Qi was appointed board of directors and was elected to be Chairman of the board on January 29, 2008.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Max Nutrition board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” elsewhere in this prospectus.

All directors will be reimbursed by Max Nutrition for any expenses incurred in attending directors' meetings provided that Max Nutrition has the resources to pay these fees.  Max Nutrition will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10.

Executive Compensation

The following table shows for the fiscal years ended October 31, 2007 and 2006, compensation awarded to or paid to, or earned by, our Chief Executive Officer, and our Secretary (the “Named Executive Officers”).

Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
Name and	Period			Annual	Stock	Underlying	LTIP
Principal	Ended	Salary	Bonus	Compen-	Award(s)	Options/	Payouts	All Other
Position	Oct. 31	($)	($)	sation ($)	($)	SARs (#)	($)	Compen- sation ($)

Nicholas Stone	2007 2006	$ - $10,000	- -	- -	- -	- -	- -	- -
President
Jennifer L. Stone	2007	-	-	-	-	-	-	-
Secretary	2006	-	-	-	-	-	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of January 25, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Nicholas Stone	9,100,000	91
Jennifer L. Stone	200,000	2

Officers and Directors as a group ( 2 members)	9,300,000	93
(a)The address for each person is 8531 Santa Monica Blvd. West Hollywood, CA 90069.

(b)  Unless otherwise indicated, Max Nutrition believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. Nicholas Stone and Jennifer L. Stone are each deemed to beneficially own 93.0% of our shares of common stock consisting of the 9,100,000 shares held by Nicholas Stone, the 200,000 shares held by Jennifer L. Stone and the 10,000 shares held by their minor daughter, Jade Stone.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

☐

listed on a national securities exchange,

☐

included in the national market system by the National Association of Securities Dealers, or

☐

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year following the effectiveness of our registration statement of which this   is a part, absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

☐

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

☐

our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Max Nutrition has entered into an agreement regarding its president lending funds to it if necessary.

In January 2007, Max Nutrition issued 9,100,000 shares of its common stock to its president in exchange for all of the outstanding membership units of Wink Stone LLC in effect converting Wink Stone from a limited liability company to a corporation with our current name. In addition, 200,000 shares of our common stock were sold To Jennifer L. Stone, the wife of our president who is also a director, in January 2007 for $ 200.

Item 13. EXHIBITS

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer And Chief Financial Officer

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal periods ended October 31, 2007 and 2006 were $10,000 and $10,000, respectively.

Audit-Related Fees

During the fiscal periods ended October 31, 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended October 31, 2007 and 2006, our principal accountant did not render tax services.

All Other Fees

During the fiscal periods ended October 31, 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ JinJun Qi

JinJun Qi

Title:

Chief Executive Officer and

Chief Financial Officer

Date:

February 13, 2008

Item 7.   FINANCIAL STATEMENTS

MAX NUTRITION, INC.

October 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Max Nutrition, Inc.

Hollywood, California

We have audited the accompanying balance sheet of Max Nutrition, Inc. as of October 31, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Nutrition, Inc. as of October 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Max Nutrition, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has discontinued all of its operations which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February 6, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Max Nutrition, Inc.

Hollywood, CA

We have audited the accompanying balance sheet of Max Nutrition, Inc. as of October 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Nutrition, Inc. as of October 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Max Nutrition, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has negative working capital and recurring losses which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MantylaMcReynolds, LLC

Mantyla McReynolds, LLC

March 13, 2007

Salt Lake City, Utah

MAX NUTRITION, INC.

Balance Sheet

October 31, 2007

ASSETS

Assets of Discontinued Operations	$10,890

TOTAL ASSETS	$10,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$10,000
Liabilities of discontinued operations	68,818
Total Current Liabilities	78,818

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(77,928)
Total Stockholders’ Deficit	(67,928)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,890

See accompanying notes to financial statements.

MAX NUTRITION, INC.

Statements of Operations

For the fiscal years ended October 31, 2007 and 2006

	2007	2006

General and administrative	$10,000	$-
Loss from continuing operations before income taxes	(10,000)	-
Income taxes	-	-
Loss from continuing operations	(10,000)	-

Loss from discontinued operations, net of tax	(58,447)	(16,864)
Net loss	$(68,447)	$(16,864)
Net loss per common share – basic and diluted
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	(0.01)	(0.00)
Net loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,802,740	9,100,000

See notes to financial statements.

MAX NUTRITION, INC.

Statement of Stockholders’ Deficit

October 31, 2007

	Common Shares	Amount	Retained Earnings (Deficit)	Total

Balance November 1, 2005	-	$ -	$ 7,383	$ 16,483

Net loss	-	-	(16,864)	(16,864)
Balance, October 31, 2006	9,100,000	9,100	(9,481)	(381)

Sale of shares	900,000	900	-	900

Net loss	-	-	(68,447)	(68,447)
Balance, October 31, 2007	10,000,000	$ 10,000	$ (77,928)	$ (67,928)

See notes to financial statements

MAX NUTRITION, INC.

Statements of Cash Flows

 For the fiscal years ended October 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,447)	$(16,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,620	1,620
Changes in assets and liabilities:
Decrease in inventories	20,952	1,348
Increase in accrued expenses	29,624	19,977
Net Cash Provided by (Used in) Operating Activities	(16,251)	6,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from affiliate	8,214	-
Net Cash Provided by Investing Activities	8,214	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	900	-

NET INCREASE (DECREASE) IN CASH	(7,137)	6,081

CASH AT BEGINNING OF YEAR	7,137	1,056
CASH AT END OF YEAR	$-	$7,137

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the financial statements.

MAX NUTRITION, INC.

Notes to the Financial Statements

October 31, 2007

NOTE 1 -  ORGANIZATION

Max Nutrition, Inc. (“Max Nutrition” or the “Company”) commenced operations as an unincorporated entity D/B/A Max Nutrition in June 2004 and was organized by its then sole owner as Wink Stone LLC, a limited liability company, in March 2005. It was converted into a C corporation, incorporated in the State of Nevada, on January 12, 2007 in a transaction in which the newly-formed corporation exchanged 9,100,000 shares of common stock for all of the outstanding membership units of Wink Stone, LLC. All membership units were held by and all shares of common stock were issued to the Company’s president. No cash consideration was paid.  As of the date of the exchange, January 12, 2007, Wink Stone, LLC was in a negative net capital position and, as such, no value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).  In other words, no net value was assigned to these shares. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Wink Stone which are recorded at historical cost. The Company applied Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of January 12, 2007.

The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Max Nutrition operated within the nutritional supplements retail industry.  We were a retailer, located in West Hollywood, California, of health and wellness products, including vitamins, minerals, herbal, and specialty supplements, sports nutrition products, diet products and athletic sportswear.  Our product mix was focused on nutritional products, sold under nationally recognized third-party brands.

The Company discontinued all of its operations during the fourth quarter of the fiscal year ended October 31, 2007.

As part of its plan to augment its financial resources and consider attractive business opportunities, its principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The policies described below relate principally to the accounting for our operations that have been discontinued.

a.  Year-end

The Company has elected a fiscal year ending on October 31.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Inventory

Inventory, consisted of finished goods, was stated at the lower of cost or market, determined by the first-in, first-out method. Inventory was evaluated on an ongoing basis to determine if there was damaged good or products that were not in saleable condition. If such products were identified, they were written down. Actual write-downs were de minimis.

e. Equipment

Equipment was stated at cost less accumulated depreciation. All remaining equipment was written off when operations were discontinued.

Depreciation was calculated using the straight line method over a useful life of five years. Depreciation expense for the fiscal years ended October 31, 2007 and 2006 was $1,620 and $1,620, respectively. Expenditures for maintenance and repairs were charged to expense as incurred.

f.  Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per common share has been calculated by dividing the net loss for the year by weighted average number of shares outstanding assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented. Diluted net loss per common share has been calculated by dividing the net loss for the year by weighted average number of shares outstanding and potentially outstanding shares of common stock during each period assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented. There were no potentially dilutive common shares outstanding as of October 30, 2007.

g.   Revenue Recognition

The Company recognized revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue was recognized at the moment a sale to a customer was complete. The Company was in a retail business.  Sales were complete when a customer made payment in cash or by credit cared and took the purchase from the store.  Gross revenues were reduced by actual customer returns and a provision for estimated future customer returns, which was based on management’s estimates after a review of historical customer returns. Actual sales returns occurred quickly after a sale had been made and had been negligible.

h.  Shipping and Handling Costs

Shipping and handling costs incurred by the Company to obtain inventory were included in inventory.

i. Advertising Costs

The Company expensed advertising costs as incurred.  For the years ended October 31, 2007 and 2006, the Company incurred advertising costs of $327 and $1,400 respectively.

j .  Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company’s Annual Report for the year ending October 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material. SAB No. 108 is effective in any report for an interim period of the first fiscal year ending after November 15, 2006 with early application of the guidance is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Compan’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s year ending October 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  The Company will adopt this standard at the beginning of the Company’s year ending October 31, 2009.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2007, the Company historical operations had been entirely discontinued and it has virtually no financial resources. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to establish profitable operations in the future and/or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As part of its plan to augment its financial resources and consider attractive business opportunities, its principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 4 -   STOCKHOLDERS’ DEFICIT

The Company commenced operations as an unincorporated entity D/B/A Max Nutrition in June 2004 and was organized as Wink Stone LLC, a limited liability company, in March 2005. It was converted into a corporation, incorporated in the state of Nevada, on January 12, 2007 at which time all membership units in Wink Stone LLC were exchanged for 9,100,000 shares of the Company. All membership units were held by and all shares of common stock were issued to the Company’s president. No cash consideration was paid.

On January 20, 2007, 900,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share for an aggregate amount of $900. Of these 900,000 shares, 250,000 (27.8%) shares were sold to people directly related to at least one officer or director and 330,000 (36.7%) shares were sold to the Company’s counsel or holders associated with the firm of its counsel.

Stock Option Plan

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

No options are outstanding or have been issued under the Plan as of January 31, 2008.

NOTE 5 –  RELATED PARTY TRANSACTIONS

In January 2007 the Company sold 200,000 shares of the Company’s common stock to its secretary /director, who is also the wife of the Company’s president for $200.

NOTE 6 –  INCOME TAXES

The Company was a limited liability company, until January 12, 2007 during which time the Company was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue Code members of a limited liability company are taxed separately on their distributive share of the partnership’s income whether or not that income is actually distributed.

Since January 12, 2007, the Company accounts for income taxes under FASB Statement No. 109 “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At October 31, 2007, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $68,447 that may be used to offset future taxable income through the fiscal year ending October 31, 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $23,272 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $23,272.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $23,272 during the fiscal year ended June 30, 2007.

Components of deferred tax assets as of October 31, 2007 are as follows:

Net deferred tax assets – Non-current:

Expected Federal income tax benefit from NOL carry-forwards	$23,272
Less valuation allowance	(23,272)
Deferred tax assets, net of valuation allowance	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal year ended October 31, 2007

Federal income tax rate	34.0%
Change due to net operating loss	(34.0)%
Effective income tax rate	0.0%

Note 7 –  COMMITMENTS

The Company is obligated for leases covering two retail locations. The first lease expires on June 15, 2009 with current monthly rent of $3,583. The second lease expires on August 31, 2010 with current monthly rent of $3,399. Both leases also require a monthly payment for the Company’s share of common area operating expenses. These leases, which are guaranteed by the Company’s President, call for the following minimum annual payments.

Year ending October 31,	Amount

2008	$88,118
2009	75,088
2010	37,140
$200,346

Rent expense was $84,704 in 2007 and $76,331 in 2006.

NOTE 8 –  SUBSEQUENT EVENT

On January 29, 2008, a closing (the “Closing”) was held pursuant to an Agreement and Plan of Reorganization, (the “Agreement”) by and among the Max Nutrition, Nicholas Stone (the “Max Nutrition Control Stockholder”) and American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”). Pursuant to the Agreement, ASPI purchased an aggregate of 7,700,000 shares of the 10,000,000 issued and outstanding shares of Max Nutrition common stock for $183,000.00 or approximately $0.0238 per share in cash and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”) to Max Nutrition in exchange for 20,000,000 shares of the common stock, at $0.001 par value of Max Nutrition (the “Max Nutrition Common Stock”).  Upon completion of the transaction, ASPI will distribute 27,700,000 shares of Max Nutrition common stock it received from Max Nutrition and the Max Nutrition Control Stockholder to Dasheng’s shareholders, pro rata. At the effective time of the merger, the total number of shares of Max Nutrition acquired and number of shares of Max Nutrition Common Stock issuable to the shareholders of Dasheng pursuant to the agreement, shall represent approximately 92.33% of the outstanding shares of the Max Nutrition’s common stock after giving effect to Max Nutrition’s acquisition of Dasheng.