Form 10QSB
period 2007-12-31
Max Nutrition, Inc.
filed 2008-02-19
CIK 1393067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 141327

MAX NUTRITION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0162321
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o American Union Securities 100 Wall Street – 15th Floor New York,NY 10005 (Address of principal executive offices)

212-232-0120
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ *   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,000,000 shares of Common Stock, as of February 15, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MAX NUTRITION, INC. AND SUBSIDIARIES

December 31, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contents	Page(s)

Consolidated Balance Sheet	F-2
Consolidated Statements of Income and Comprehensive Income	F-3
Consolidated Statement of Stockholders Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 to F-14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

MAX NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,608,489
Accounts receivable, net of allowance for doubtful accounts of $245,837	4,086,042
Inventories	495,072
Due from related parties	3,640,593
Prepayments and other current assets	1,642,705

Total Current Assets	12,472,901

REAL ESTATE	1,298,295

PROPERTY, PLANT AND EQUIPMENT, net	1,661,125

PATENT AND PURCHASED FORMULAE, net	27,417

LAND USE RIGHT, net	1,474,320

Total Assets	$16,934,058

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$859,129
Accrued expenses and other current liabilities	1,153,540

Total Current Liabilities	2,012,669

LONG-TERM PAYABLE, LAND USE RIGHT	1,372,024

MINORITY INTEREST	1,733,976

Total Liabilities	5,118,669

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued or outstanding	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
30,000,000 shares issued and outstanding	30,000
Additional paid-in capital	4,023,522
Statutory reserves	1,835,233
Retained earnings	4,740,309
Accumulated other comprehensive income:
Foreign currency translation gain	1,186,325

Total Stockholders' Equity	11,815,389

Total Liabilities and Stockholders' Equity	$16,934,058

See accompanying notes to the Consolidated Financial Statements.

MAX NUTRITION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

For the Three Months Ended December 31,		For the Six Months Ended December 31,

2007	2006	2007	2006

NET REVENUES	$4,708,687	$2,189,100	$7,715,124	$4,357,962

COST OF GOODS SOLD	2,378,083	1,407,880	4,189,838	2,785,004

GROSS PROFIT	2,330,604	781,220	3,525,286	1,572,958

OPERATING EXPENSES:
Selling expenses	250,726	120,555	400,803	241,271
General and administrative expenses	284,269	168,486	483,939	390,132

Total operating expenses	534,995	289,041	884,742	631,403

INCOME FROM OPERATIONS	1,795,609	492,179	2,640,544	941,555

OTHER INCOME (EXPENSE):
Interest income	6,729	2,011	6,729	2,011
Interest expense	(19,377)	(11,680)	(41,760)	(23,080)
Other income (expense)	(64,333)	(4,372)	(59,787)	(3,394)

Total other income (expense)	(76,981)	(14,041)	(94,818)	(24,463)

INCOME BEFORE INCOME TAXES	1,718,628	478,138	2,545,726	917,092

INCOME TAXES	-	-	-	-

INCOME BEFORE MINORITY INTEREST	1,718,628	478,138	2,545,726	917,092

MINORITY INTEREST	(220,231)	(146,760)	(391,474)	(283,367)

NET INCOME	1,498,397	331,378	2,154,252	633,725

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	352,752	117,902	528,136	206,572

COMPREHENSIVE INCOME	$1,851,149	$449,280	$2,682,388	$840,297

NET INCOME PER COMMON SHARE
- BASIC AND DILUTED	$0.05	$0.01	$0.07	$0.02

Weighted Common Shares Outstanding
- basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

See accompanying notes to the Consolidated Financial Statements.

MAX NUTRITION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Six Months Ended December 31, 2007
(Unaudited)

Accumulated Other
Comprehensive
Common Stock, $0.001 Par Value		Additional			Income	Total
Number of		Paid-in	Statutory Surplus	Retained	Foreign Currency	Stockholders'
Shares	Amount	Capital	Reserve	Earnings	Translation Gain	Equity

Balance, July 1, 2005	30,000,000	$ 30,000	$ 4,023,522	$ 225,672	$ 854,358	$ -	$ 5,133,552

Comprehensive income
Net income					1,499,832		1,499,832
Foreign currency translation gain						212,255	212,255

Total comprehensive income							1,712,087

Appropriation to statutory surplus reserves				259,698	(259,698)		-
Appropriation to employee welfare funds					(150,107)		(150,107)

Balance, June 30, 2006	30,000,000	30,000	4,023,522	485,370	1,944,385	212,255	6,695,532

Comprehensive income
Net income					1,991,535		1,991,535
Foreign currency translation gain						445,934	445,934

Total comprehensive income							2,437,469

Appropriation to statutory surplus reserves				564,456	(564,456)		-

Balance, June 30, 2007	30,000,000	30,000	4,023,522	1,049,826	3,371,464	658,189	9,133,001

Comprehensive income
Net income					2,154,252		2,154,252
Foreign currency translation gain						528,136	528,136

Total comprehensive income							2,682,388

Appropriation to statutory surplus reserves				785,407	(785,407)		-

Balance, December 31, 2007	30,000,000	$ 30,000	$ 4,023,522	$ 1,835,233	$ 4,740,309	$ 1,186,325	$ 11,815,389

See accompanying notes to the Consolidated Financial Statements.

MAX NUTRITION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended December 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,154,252	$633,726
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation expense	167,042	184,346
Amortization expense	74,500	59,035
Minority interest in net earnings of consolidated subsidiaries	391,474	283,367
Changes in operating assets and liabilities:
Accounts receivable	(730,476)	(916,040)
Inventories	379,534	(619,648)
Prepayments and other current assets	888,430	(1,250,952)
Accounts payable	(172,232)	458,456
Accrued expenses and other current liabilities	(1,635,086)	(1,257,224)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,517,438	(2,424,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,431)	(4,355)
Purchase of land use right	-	(90,106)

NET CASH USED IN INVESTING ACTIVITIES	(22,431)	(94,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	589,433
Repayment of long-term debt	(1,151,537)	-
Amounts received from (paid to) related parties	823,740	768,348

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(327,797)	1,357,781

EFFECT OF EXCHANGE RATE CHANGES ON CASH	124,710	61,339

NET INCREASE (DECREASE) IN CASH	1,291,920	(1,100,275)

Cash at beginning of period	1,316,569	1,901,815

Cash at end of period	$2,608,489	$801,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the Consolidated Financial Statements.

MAX NUTRITION, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Max Nutrition, Inc. (“Max Nutrition”or the “Company”) commenced operations as an unincorporated entity D/B/A Max Nutrition in June 2004 and was organized by its then sole owner as Wink Stone LLC, a limited liability company, in March 2005.  Wink Stone LLCwas converted into a C corporation, incorporated in the State of Nevada, on January 12, 2007 in a transaction in which the newly-formed corporation exchanged 9,100,000 shares of common stock for all of the outstanding membership units of Wink Stone, LLC.  All membership units were held by and all shares of common stock were issued to the Company’s then sole owner and president. No cash consideration was paid.  As of the date of the exchange, January 12, 2007, Wink Stone, LLC was in a negative net capital position and, as such, no value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Wink Stone, LLC which are recorded at historical cost.  In accordance with Topic 4B of the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins, All of Wink Stone LLC undistributed earnings and losses were reclassified to additional paid-in capital as of January 12, 2007.  Max Nutrition engaged in retailing and distribution of nutritional supplements including vitamins, minerals, herbal, and specialty supplements, sports nutrition products, diet products and athletic sportswear.  The Company discontinued all of its operations in October 2007.

Merger of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”)

On January 29, 2008, a closing (the “Closing”) was held pursuant to an Agreement and Plan of Reorganization, (the “Agreement”) by and among the Max Nutrition, Nicholas Stone (the “Max Nutrition Control Stockholder”) and American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”).  Pursuant to the Agreement, ASPI purchased an aggregate of 7,700,000 shares of the 10,000,000 issued and outstanding shares of Max Nutrition common stock for $183,000.00 or approximately $0.0238 per share in cash and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”) to Max Nutrition in exchange for 20,000,000 shares of the common stock, at $0.001 par value of Max Nutrition (the “Max Nutrition Common Stock”).  Upon completion of the transaction, ASPI will distribute 27,700,000 shares of Max Nutrition common stock it received from Max Nutrition and the Max Nutrition Control Stockholder to Dasheng’s shareholders, pro rata. At the effective time of the merger, the total number of shares of Max Nutrition acquired and number of shares of Max Nutrition Common Stock issuable to the shareholders of Dasheng pursuant to the agreement, shall represent approximately 92.33% of the outstanding shares of Max Nutrition’s common stock after giving effect to Max Nutrition’s acquisition of Dasheng.  As a result of the ownership interests of the former shareholders of Dasheng, for financial statement reporting purposes, the merger between the Company and Dasheng has been treated as a reverse acquisition with Dasheng deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed a capital transaction and the net assets of Dasheng (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Dasheng which are recorded at historical cost. The equity of the Company is the historical equity of Dasheng retroactively restated to reflect the number of shares issued by the Company in the transaction.

Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng” or the “Company”) was incorporated on October 16, 2002, in the City of Lanzhou, Gansu Province, People’s Republic of China (“PRC”). Dasheng engages in developing, manufacturing and marketing artificial microorganisms (“AM”), high-efficiency microorganisms (“HM”) based biological bacterium blends, and Bulgarian lactobacillus live stock feed additives for agribusinesses; and commercial real estate investment. As of December 31, 2007, the Company derived all of its revenues and profits from its agribusiness segment and substantially all of Dasheng’s sales were to customers in China.

Merger of Hainan Lüshen Biology Technology Co., Ltd. (“Lüshen”)

In January 2004, Dasheng acquired an 80% interest in Lüshen from an independent third party for RMB0.8 million (equivalent to $96,659 at date of acquisition), which was paid in cash. Lüshen was incorporated on October 12, 2000, in the City of Haikou, Hainan Province, PRC. Lüshen engages in developing, manufacturing and marketing artificial microorganisms (“AM”), high-efficiency microorganisms (“HM”) based biological bacterium blends, and biological preservatives.

Merger of Yangling Elemiss Foods Co., Ltd. (“Elemiss”)

In December 2005, Dasheng acquired a 60% interest in Elemiss from an independent third party for RMB3.0 million (equivalent to $371,738 at date of acquisition), which was paid in cash. Elemiss was incorporated on November 25, 2002, in the City of Yangling, Shaanxi Province, PRC. Elemiss engages in developing, manufacturing and marketing artificial microorganisms (“AM”) based biological bacterium blends, and Bulgarian lactobacillus live stock feed additives for agribusinesses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended June 30, 2007and notes thereto contained in the Report on Form 8-K of the Company as filed with the United States Securities and Exchange Commission (the “Commission”) on January 30, 2008.  Interim results are not necessarily indicative of the results for the full fiscal year.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP.  This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the People’s Republic of China (“PRC GAAP”), the accounting standards used in the place of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company to present them in conformity with U.S. GAAP.

The consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries. All material inter-company balances and transactions have been eliminated. The results of operations for Lüshen and Elemiss have been included in the Consolidated Statements of Income and Comprehensive Income since their dates of acquisition.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property, plant and equipment, patents and purchased formulae. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of finished goods, work in process and raw materials, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of work in process and finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.

Real estate

The Company records real estate at cost and values completed real estate development at the lower of cost or market. Cost is determined on the direct cost method. Cost of finished real estate development comprises direct labor, direct materials, direct construction cost and an allocated portion of construction overhead.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three (3) years to 30 years. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Land use rights

Land use rights represent the cost to obtain the right to use land in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the lives of the rights, ranging from 17 to 50 years. Upon the sale or completion of real estate development, the related land use right and accumulated amortization will be transferred from the land use rights and accumulated amortization accounts to real estate.

Patent and purchased formulae

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”(“SFASNo.142”)for the patentand purchased formulae. Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of acquired patent and formulae over their remaining legal livesor the term of the contract, whichever is shorter. All internally developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified asresearch and developmentcosts. Patent application costs, generally legal costs, thereafter incurred,are capitalizedpending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted,generally 15 to 20 years for domestic patents and 5 to 20 years for foreign patents, or expensed if the patent application is rejected.The costs of defending and maintaining patents are expensed as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, land use rights, patent and purchased formulae, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the six months ended December 31, 2007 and 2006.

Customer deposits

Customer deposits, included in accrued expenses and other current liabilities, primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon whether customization of products has begun if so required.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenue:

Sale of AM, HM, live stock feed additive, and FGW biological preservative for agribusiness: The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on either free on board (“FOB”) factory or destination terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues. Prior to June 30, 2006, a majority of the Company’s sales were on an FOB destination basis; the Company changed the sales term to FOB factory subsequent to June 30, 2006.

Sale of real estate: The Company accounts for sale of real estate in accordance with the Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (“SFAS No. 66”). The Company recognizes revenue from the sale of real estate at the time the sale is closed and the title is transferred from the Company to the buyer. The Company derived no revenue from the sale of real estate as of December 31, 2007.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF Issue No. 00-10”). While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred. Prior to June 30, 2006, the majority of the Company’s sales were on an FOB destination basis; subsequent to that date the Company changed the sales terms to FOB factory. The Company incurred $18,551 and $31,596 for shipping and handling costs for the six months ended December 31, 2007 and 2006, respectively.

Advertising costs

Advertising costs are expensed as incurred.  The Company incurred $18,349 and $22,547 of advertising cost for the six months ended December 31, 2007 and 2006, respectively.

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

December 31, 2007
Balance Sheet	RMB 7.2946 to US $1.00
Statement of income and comprehensive income	RMB 7.4958 to US $1.00
December 31, 2006
Balance Sheet	RMB 7.8041 to US $1.00
Statement of income and comprehensive income	RMB 7.9144 to US $1.00

Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Net gains and losses resulting from foreign exchange transactions are included in the Consolidated Statements of Income and Comprehensive Income. The translation adjustment and effect of exchange rate changes on cash flows at December 31, 2007 were $528,136 and $124,710, respectively.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”(“SFAS No. 130”).  This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income, for the Company,consists of net income and foreign currency translation adjustments and is presented in the Statements of Income and Comprehensive Income and Stockholders’Equity.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  SFAS No. 131 requires that a company report financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company identifies its reportable segments by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment.  The Company principally operates in two reportable segments: (1) micro-organic agent segment, consisting of facilities manufacturing and marketing artificial microorganisms (“AM”), high-efficiency microorganisms (“HM”) based biological bacterium blends, Bulgarian lactobacillus live stock feed additive; and biological preservative for agribusinesses and (2) real estate segment principally consisting of commercial real estate investment property.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net income per common share

Net income per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2007.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing withits annual report for the fiscal year ending June 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”(“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferredand capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories at December 31, 2007, consisted of the following:

Raw materials	$112,102
Work in process	297,056
Finished goods	85,914
$495,072

NOTE 4 – RELATED PARTY TRANSACTIONS

(i) Office space

The Company has been provided office space in the City of Lanzhou, Gansu Province, PRC by its Chief Executive Officer and a stockholder at no cost.

(ii) Purchases from a related party

The Company purchased certain raw materials from Dasheng Trading Co., Ltd. (“Dasheng Trading”), a stockholder of the Company and an entity controlled by the Company’s Chairman and CEO. For the six months ended December 31, 2007 and 2006, total purchases from Dasheng Trading amounted to $1,682,511 and $303,784 representing 64.8% and 13.7% of total purchases of the Company, respectively.

(iii) Due from related parties

Due from related parties at December 31, 2007, consisted of the following:

Due from Weiye Forestry Ecosystem and Development Co., Ltd. for the sale of forestry development rights (a)	$1,431,105
Due from Dasheng Trading Co., Ltd.	1,989,293
Advances stockholders/officers (b)	427,348

$3,847,746

(a)	On March 3, 2007, the Company sold its forestry development rights to Weiye Forestry Ecosystem and Development Co., Ltd., an affiliate of the Company, at the Company’s cost basis.

       (b)            The advances bear no interest and have no formal repayment terms.

NOTE 5 – CONCENTRATIONS AND CREDIT RISK

(i) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2007, substantially all of the Company’s cash and cash equivalentswere held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

(ii) Vendor Concentrations

Dasheng Trading accounted for 64.8% and 13.7% of total purchases for the six months ended December 31, 2007 and 2006, respectively.

NOTE 6 - FOREIGN OPERATIONS

(i) Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

(ii) Dividends and Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of December 31, 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve of $1,835,233.

NOTE 7 - SEGMENT INFORMATION

The Company principally operates in two reportable segments: micro-organic agent segment and real estate segment.

The segments are organized as follows:

Segment & Entity	Business Activity

Organic fertilizer
Dasheng, Lüshen and Elemiss
Manufacturing and marketing of artificial microorganisms (“AM”), high-efficiency microorganisms (“HM”) based biological bacterium blends, and Bulgarian lactobacillus live stock feed additives for agribusinesses; and biological preservative.

Real estate
Dasheng	Commercial real estate investment

Segment information by product and by geographic area for the three and six monthsended December 31, 2007, the only periods there were more than one segment, are shown below.

The following table provides segment informationby product:

	As of and for the six months ended December 31, 2007
	Micro-organic agent	Real estate	Total

NET SALES
Unaffiliated customers	$7,715,124	$-	$7,715,124
Inter-segment	-	-	-
Total sales	7,715,124	-	7,715,124

COST OF GOODS SOLD	4,189,838	-	4,189,838

GROSS PROFIT	3,525,286	-	3,525,286

OPERATING EXPENSES
Selling expenses	400,803	-	400,803
General and administrative expenses	483,939	-	483,939

Total operating expenses	884,742	-	884,742

INCOME FROM OPERATIONS	$2,640,544	$-	$2,640,544

TOTAL ASSETS	$15,635,763	$1,298,295	$16,934,058

	As of and for the three monthsended December 31, 2007
	Micro-organic agent	Real estate	Total

NET SALES
Unaffiliated customers	$4,708,687	$-	$4,708,687
Inter-segment		-	-
Total sales	4,708,687	-	4,708,687

COST OF GOODS SOLD	2,378,083	-	2,378,083

GROSS PROFIT	2,330,604	-	2,330,604

OPERATING EXPENSES
Selling expenses	250,726	-	250,726
General and administrative expenses	284,269	-	284,269

Total operating expenses	534,995	-	534,995

INCOME FROM OPERATIONS	$1,795,609	$-	$1,795,609

TOTAL ASSETS	$15,635,763	$1,298,295	$16,934,058

Segment information by geographic area:

The Company derived all of its revenues and profits in the PRC.

ITEM 2 MANAGEEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

The Company has one reportable segment that is engaged in manufacturing and marketing certain products that are primarily fertilizer and livestock feed.

Net Revenue increased from $4,357,962 in the six-month period ended December 31, 2006 to $7,715,124 in the six-month period ended December 31, 2007, an increase of $3,357,162 or 77.0%. Gross Profit increased from $1,572,958 in the six-month period ended December 31, 2006 to $3,525,286 in the six-month period ended December 31, 2007, an increase of $1,952,328 or 124.1%. The higher revenues and gross profits reflect a greater acceptance of the Company’s products, as both price and sales volume increased from last year.  As a result of increased sales and increased gross profit (with much smaller growth in operating expenses and other items of expense), net income increased $633,725 in the six-month period ended December 31, 2006 to $2,154,252 in the six-month period ended December 31, 2007, an increase of $1,520,527or 239.9%.

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 2008 COMPARED TO SECOND QUARTER FISCAL 2007

The Company has one reportable segment that is engaged in manufacturing and marketing certain products that are primarily fertilizer and livestock feed.
Net Revenue increased from $2,189,100 in second quarter of fiscal 2007 to $4,708,687 in second quarter of fiscal 2008, an increase of $2,519,587 or 115.1%. This is due to a combination of the price increase of our products and increased sales. Gross Profit increased from $781,220 in second quarter of fiscal 2007 to $2,330,604 in second quarter of fiscal 2008 an increase of $1,549,384 or 198.3%. The higher revenues and gross profits reflect a greater acceptance of the Company’s products.   As a result of increased sales and increased gross profit (with operating expenses increasing at a much smaller rate), Net Income increased from $331,378 in second quarter of fiscal 2007 to $1,498,397 in second quarter of fiscal 2008, an increase of  $1,167,019 or 352.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to strengthen its balance sheet in the first six months and the second quarter of the current fiscal year. Total assets and stockholders’ equity have both increased. The Company utilizes short term bank financing to provide for its liquidity needs as the Company is typically paid for its products on a basis that is adequately prompt to allow the Company to operate at present levels and to sustain growth.  However, to continue growth, the Company must higher additional personnel with technical training to provide efficacy assessments to the Company’s customers.  Also, present plant capacity is not, in the opinion of management, adequate for the Company’s anticipated growth.  Management will seek additional equity or debt financing for the Company to permit the hiring of additional personnel and plant expansion. However, the Company does not have any commitments for additional financing and no assurance is given that any additional financing will be available or that, if available, it will be on terms that are favorable to our shareholders.

Recently Issued Accounting Pronouncements

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

▪ of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪ furthermore, in the following fiscal year, it is required to file the auditor's attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

Seasonality

Our current business has not been material to any material extent.

Off Balance Sheet Transactions

We have not engaged in off-balance sheet arrangements described in Regulation S-K Section 303.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not own the type of market risk sensitive instruments described in Regulation S-K Section 305

ITEMS 4 AND 4T.  CONTROLS AND PROCEDURES

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

.
PART II

OTHER INFORMATION

Item 1	Legal Proceedings	None
Item 1A
Risk Factors: Reference is made to our Current Report on Form 8-K, dated January 29, 2008

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Max Nutrition, Inc.
                                                                       By: /s/ Qi Jinjun
     Februrary 19, 2008                                                 Qi Jinjun, Chief Executive Officer