Form 10-Q
period 2008-05-20
China Dasheng Biotechnology CO
filed 2008-05-20
CIK 1393067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

Commission File Number: 333- 141327

CHINA DASHENG BIOTECHNOLOGY COMPANY

(Exact name of registrant as specified in its charter)

Nevada	26-0162321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o American Union Securities, Inc.
100 Wall Street 15th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 232-0120
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of March 31, 2008, 30,000,000 shares of common stock, par value $.001 per share, were outstanding, of which 8,976,000 shares were held by non-affiliates.

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,340,487	$1,316,569
Accounts receivable, net	4,076,600	3,180,325
Inventories	717,458	833,436
Due from related parties	3,705,655	3,149,966
Prepayments and other current assets	1,513,276	2,425,593

Total Current Assets	13,353,476	10,905,889

REAL ESTATE	1,350,620	1,244,160

PROPERTY, PLANT AND EQUIPMENT, net	1,670,224	1,730,439

PATENT AND PURCHASED FORMULAE, net	14,261	64,454

LAND USE RIGHT, net	1,514,958	1,446,059

Total Assets	$17,903,539	$15,391,001

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$835,556	$953,033
Accrued expenses and other current liabilities	890,535	1,544,128

Total Current Liabilities	1,726,091	2,497,161

LONG-TERM PAYABLE, LAND USE RIGHT	1,427,320	1,314,814

LONG-TERM DEBT	-	1,103,521

MINORITY INTEREST	1,949,601	1,342,504

Total Liabilities	5,103,012	6,258,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
30,000,000 shares issued and outstanding	30,000	30,000
Additional paid-in capital	4,023,522	4,023,522
Statutory reserves	1,866,885	1,049,826
Retained earnings	5,151,250	3,371,464
Accumulated other comprehensive income:
Foreign currency translation gain	1,728,870	658,189

Total Stockholders' Equity	12,800,527	9,133,001

Total Liabilities and Stockholders' Equity	$17,903,539	$15,391,001

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

NET REVENUES	$3,706,091	$2,592,846	$11,421,215	$6,950,808

COST OF GOODS SOLD	1,945,490	1,301,512	6,135,328	4,086,516

GROSS PROFIT	1,760,601	1,291,334	5,285,887	2,864,292

OPERATING EXPENSES:
Selling expenses	202,689	173,825	603,492	415,096
General and administrative expenses	904,209	214,198	1,388,148	604,330

Total operating expenses	1,106,898	388,023	1,991,640	1,019,426

INCOME FROM OPERATIONS	653,703	903,311	3,294,247	1,844,866

OTHER (INCOME) EXPENSE:
Interest expense	(2,474)	41,197	39,286	64,277
Interest income	(720)	2,011	(7,449)	-
Other income (expense)	(1,319)	(1,571)	58,468	1,823

Total other (income) expense	(4,513)	41,637	90,305	66,100

INCOME BEFORE INCOME TAXES	649,190	944,948	3,203,942	1,778,766

INCOME TAXES	-	-	-	-

INCOME BEFORE MINORITY INTEREST	649,190	944,948	3,203,942	1,778,766

MINORITY INTEREST	(215,623)	(173,297)	(607,097)	(456,664)

NET INCOME	433,567	771,651	2,596,845	1,322,102

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	542,545	192,711	1,070,681	399,283

COMPREHENSIVE INCOME	$976,112	$964,362	$3,667,526	$1,721,385

NET INCOME PER COMMON SHARE
- BASIC AND DILUTED:	$0.01	$0.03	$0.09	$0.04

Weighted Common Shares Outstanding
- basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended
March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,596,845	$1,322,102
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation expense	236,690	290,757
Amortization expense	110,544	106,198
Minority interest in net earnings of consolidated subsidiaries		456,664
Changes in operating assets and liabilities:
Accounts receivable	(512,552)	(1,949,784)
Inventories	196,945	(121,176)
Prepayments and other current assets	1,119,869	(1,418,798)
Accounts payable	(310,613)	719,920
Accrued expenses and other current liabilities	(2,010,476)	(1,253,659)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES 2,034,349	(1,847,776)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment (28,405)		(15,577)
Purchase of land use right	-	(91,050)

NET CASH USED IN INVESTING ACTIVITIES (28,405)		(106,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	595,608
Repayment of long-term debt	(1,197,946)	(204,578)
Amounts received frmo (paid to) related parties	938,601	597,979
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES (259,345)	989,009

EFFECT OF EXCHANGE RATE CHAGES ON CASH	277,319	100,065
NET INCREASE (DECREASE) IN CASH	2,023,918	(865,329)

Cash at beginning of period	1,316,569	1,901,815

Cash at end of period	$3,340,487	$1,036,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-
See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

China Dasheng Biotechnology Company (formerly Max Nutrition, Inc.) (“China Dasheng” or the “Company”) commenced operations as an unincorporated entity D/B/A Max Nutrition in June 2004 and was organized by its then sole owner as Wink Stone LLC, a limited liability company, in March 2005.  Wink Stone LLC was converted into a C corporation, incorporated in the State of Nevada, on January 12, 2007 in a transaction in which the newly-formed corporation exchanged 9,100,000 shares of common stock for all of the outstanding membership units of Wink Stone, LLC.  All membership units were held by and all shares of common stock were issued to the Company’s then sole owner and president. No cash consideration was paid.  As of the date of the exchange, January 12, 2007, Wink Stone, LLC was in a negative net capital position and, as such, no value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Wink Stone, LLC which are recorded at historical cost.  In accordance with Topic 4B of the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins, All of Wink Stone LLC undistributed earnings and losses were reclassified to additional paid-in capital as of January 12, 2007.  Max Nutrition engaged in retailing and distribution of nutritional supplements including vitamins, minerals, herbal, and specialty supplements, sports nutrition products, diet products and athletic sportswear.  The Company discontinued all of its operations in October 2007.  On March 6, 2008, the Company amended its Articles of Incorporation, and changed its name to China Dasheng Biotechnology Company.

Merger of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”)

On January 29, 2008, a closing (the “Closing”) was held pursuant to an Agreement and Plan of Reorganization, (the “Agreement”) by and among the Max Nutrition, Nicholas Stone (the “Max Nutrition Control Stockholder”) and American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”).  Pursuant to the Agreement, ASPI purchased an aggregate of 7,700,000 shares of the 10,000,000 issued and outstanding shares of Max Nutrition common stock for $183,000 or approximately $0.0238 per share in cash and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”) to Max Nutrition in exchange for 20,000,000 shares of the common stock, at $0.001 par value of Max Nutrition (the “Max Nutrition Common Stock”).  Upon completion of the transaction, ASPI will distribute 27,700,000 shares of Max Nutrition common stock it received from Max Nutrition and the Max Nutrition Control Stockholder to Dasheng’s shareholders, pro rata. At the effective time of the merger, the total number of shares of Max Nutrition acquired and number of shares of Max Nutrition Common Stock issuable to the shareholders of Dasheng pursuant to the agreement, shall represent approximately 92.33% of the outstanding shares of Max Nutrition’s common stock after giving effect to Max Nutrition’s acquisition of Dasheng.  As a result of the ownership interests of the former shareholders of Dasheng, for financial statement reporting purposes, the merger between the Company and Dasheng has been treated as a reverse acquisition with Dasheng deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed a capital transaction and the net assets of Dasheng (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Dasheng which are recorded at historical cost. The equity of the Company is the historical equity of Dasheng retroactively restated to reflect the number of shares issued by the Company in the transaction.

Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng” or the “Company”) was incorporated on October 16, 2002, in the City of Lanzhou, Gansu Province, People’s Republic of China (“PRC”). Dasheng engages in developing, manufacturing and marketing artificial microorganisms (“AM”), high-efficiency microorganisms (“HM”) based biological bacterium blends, and Bulgarian lactobacillus live stock feed additives for agribusinesses; and commercial real estate investment. As of March 31, 2008, the Company derived all of its revenues and profits from its agribusiness segment and substantially all of Dasheng’s sales were to customers in China.

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

Merger of Yangling Elemiss Foods Co., Ltd. (“Elemiss”)

In December 2005, Dasheng acquired a 60% interest in Elemiss from an independent third party for RMB3.0 million (equivalent to $371,738 at date of acquisition), which was paid in cash.  Elemiss was incorporated on November 25, 2002, in the Yangling Agricultural Demonstration Zone, Shaanxi Province, PRC.  Elemiss engages in developing, manufacturing and marketing artificial microorganisms (“AM”) based biological bacterium blends, and Bulgarian lactobacillus live stock feed additives for agribusinesses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended June 30, 2007 and notes thereto contained in the Report on Form 8-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on January 30, 2008.  Interim results are not necessarily indicative of the results for the full fiscal year.

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

Patent and purchased formulae

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for the patent and purchased formulae. Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of acquired patent and formulae over their remaining legal lives or the term of the contract, whichever is shorter. All internally developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified as research and development costs. Patent application costs, generally legal costs, thereafter incurred, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted, generally 15 to 20 years for domestic patents and 5 to 20 years for foreign patents, or expensed if the patent application is rejected. The costs of defending and maintaining patents are expensed as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the nine months ended March 31, 2008 or 2007.

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

Sale of real estate: The Company accounts for sale of real estate in accordance with the Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (“SFAS No. 66”). The Company recognizes revenue from the sale of real estate at the time the sale is closed and the title is transferred from the Company to the buyer. The Company derived no revenue from the sale of real estate as of March 31, 2008.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF Issue No. 00-10”). While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred. Prior to June 30, 2006, the majority of the Company’s sales were on an FOB destination basis; subsequent to that date the Company changed the sales terms to FOB factory. The Company incurred $41,002 and $81,822 for shipping and handling costs for the nine months ended March 31, 2008 and 2007, respectively.

Advertising costs

Advertising costs are expensed as incurred.  The Company incurred $123,305 and $63,700 of advertising cost for the nine months ended March 31, 2008 and 2007, respectively.

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

March 31, 2008
Balance sheet                                                           RMB 7.0120 to US$1.00
Statement of income and comprehensive income                                                                                                                     RMB 7.3841 to US$1.00
December 31, 2007
Balance sheet                                                           RMB 7.2946 to US$1.00
Statement of income and comprehensive income                                                                                                                     RMB 7.4958 to US$1.00
March 31, 2007
Balance sheet                                                             RMB 7.7232 to US$1.00
Statement of income and comprehensive income                                                                                                                     RMB 7.8626 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Income and Comprehensive Income.  The foreign currency translation gain at March 31, 2008 and 2007 were $1,070,681 and $399,283 and effect of exchange rate changes on cash flows for the interim periods then ended were $277,319 and $100,065, respectively.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”).  This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Statements of Income and Comprehensive Income and Stockholders’ Equity.

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

Net income per common share

Net income per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2008 or 2007.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008.  Commencing with its annual report for the fiscal year ending June 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

NOTE 3 – INVENTORIES

Inventories at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31, 2008	June 30, 2007
Raw materials	$314,334	$592,207
Work in process	271,631	32,003
Finished goods	131,493	209,226
	717,458	833,436
Less inventory obsolescence	(-)	(-)

	$717,458	$833,436

NOTE 4 – RELATED PARTY TRANSACTIONS

(i) Office space

The Company has been provided office space in the City of Lanzhou, Gansu Province, PRC by its Chief Executive Officer and a stockholder at no cost.

(ii) Purchases from a related party

The Company purchased certain raw materials from Dasheng Trading Co., Ltd. (“Dasheng Trading”), a stockholder of the Company and an entity controlled by the Company’s Chairman and CEO.  For the nine months ended March 31, 2008 and 2007, total purchases from Dasheng Trading amounted to $2,868,060 and $428,902 representing 69.2% and 19.7% of total purchases of the Company, respectively.

(iii) Due from related parties

Due from related parties at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31, 2008	June 30, 2007
Due from Weiye Forestry Ecosystem and Development Co., Ltd. for the sale of forestry development rights (a)	$1,488,782	$1,371,432
Due from Dasheng Trading Co., Ltd.	1,680,690	198,515
Advances stockholders/officers (b)	536,183	1,580,019
	3,705,655	3,149,966

(a)	On March 3, 2007, the Company sold its forestry development rights to Weiye Forestry Ecosystem and Development Co., Ltd., an affiliate of the Company, at the Company’s cost basis.
(b)	The advances bear no interest and have no formal repayment terms.

NOTE 5 – CONCENTRATIONS AND CREDIT RISK

(i) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

(ii) Vendor Concentrations

Dasheng Trading accounted for 69.2% and 19.7% of total purchases for the nine months ended March 31, 2008 and 2007, respectively.

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

As of March 31, 2008, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve of $1,866,885.

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

Segment information by product and by geographic area for the three and nine months ended March 31, 2008, the only periods there were more than one segment, are shown below.

The following table provides segment information by product:

	As of and for the nine months ended March 31, 2008
	Micro-organic agent	Real estate	Total

NET SALES
Unaffiliated customers	$11,421,215	$-	$11,421,215
Inter-segment	-	-	-
Total sales	11,421,215	-	11,421,215

COST OF GOODS SOLD	6,135,328	-	6,135,328

GROSS PROFIT	5,285,887	-	5,285,887

OPERATING EXPENSES
Selling expenses	603,492	-	603,492
General and administrative expenses	1,388,148	-	1,388,148

Total operating expenses	1,991,640	-	1,991,640

INCOME FROM OPERATIONS	$3,294,247	$-	$3,294,247

TOTAL ASSETS	$16,552,919	$1,350,620	$17,903,535

	As of and for the three months ended March 31, 2008
	Micro-organic agent	Real estate	Total

NET SALES
Unaffiliated customers	$3,706,091	$-	$3,706,091
Inter-segment		-
Total sales	3,706,091	-	3,706,091

COST OF GOODS SOLD	1,945,490	-	1,945,490

GROSS PROFIT	1,760,601	-	1,760,601

OPERATING EXPENSES
Selling expenses	202,689	-	202,689
General and administrative expenses	904,209	-	904,209

Total operating expenses	1,106,898	-	1,106,898

INCOME FROM OPERATIONS	$653,703	$-	$653,703

TOTAL ASSETS	$16,552,919	$1,350,620	$17,903,535

Segment information by geographic area:

The Company derived all of its revenues and profits in the PRC.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – Third Quarter 2007 compared to Third Quarter 2008

The Company has one reportable segment that is engaged in manufacturing and marketing certain products that are primarily fertilizer and livestock feed.

Net Revenue increased from $2,592,846 in Q3 of 2007 to $3,706,091 in Q3 of 2008, an increase of $1,113,245 or 42.9%. Gross Profit increased from $1,291,334 in Q3 of 2007 to $1,760,601 in Q3 of 2008, an increase of $ 469,267 or 36.3%. The higher revenues and gross profits reflect a greater acceptance of the Company’s products, as both price and sales volume increased from last year.  The Company greatly increased its marketing efforts during Q3 of 2008 as compared to Q3 of 2007. As a result operating expenses increased from $388,023 in Q3 2007 to $1,106,898 in Q3, principally as a result of the Company’s increased marketing effort.  As a result of charges to income related to the reverse acquisition of the Company’s present business increased gross profit was offset by increased selling and general administrative expense and net income declined from $994,948 in Q3 of fiscal 2007 to $649,190 in Q3 of Fiscal 2008, a decline of $295,758 or 31.3%.  The decline in net income was offset by a $349,834 increase in gain on currency translation that resulted in comprehensive income remaining essentially flat for the quarter, increasing from $964,362 in Q3 of 2007 to $976,112 in Q3 of 2008.

RESULTS OF OPERATIONS – First three quarters of 2008 Compared to First Three Quarters of 2007

The Company has one reportable segment that is engaged in manufacturing and marketing certain products that are primarily fertilizer and livestock feed.

Net Revenue increased from $6,950,808 in the first three quarters of fiscal 2007 to $11,421,215 in the first three quarters of fiscal 2008, an increase of $4,470,407 or 64.3%. This is due to a combination of the price increase of our products and increased sales. Gross Profit increased from $2,864,292 in the first three quarters of fiscal 2007 to $5,285,887 in the first three quarters of fiscal 2008 an increase of $2,421,595 or 85.4%. The higher revenues and gross profits reflect a greater acceptance of the Company’s products.   As a result of increased sales and increased gross profit as partially offset by an increase in Selling General and Administrative expense related to both the higher level of operations and one time charges related to the reverse acquisition of the Company’s present business, Net Income increased from $1,322,102 in the first three quarters of Fiscal 2007 to $2,596,845 in the first three quarters of fiscal 2008, an increase of $1,274,743 or 96.4%. Primarily as a result of increased gains on currency translation, Comprehensive Income increased from $1,721,385 in the first three quarters of fiscal 2007 to $3,667,526 in the fist three quarters of fiscal 2008, an increase of $1,946,141 or 113.1%.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to strengthen its balance sheet in the third quarter of fiscal 2008. Total assets and stockholders’ equity have both increased. The Company utilizes short term bank financing to provide for its liquidity needs as the Company is typically paid for its products on a basis that is adequately prompt to allow the Company to operate at present levels and to sustain growth.  However, to continue growth, the Company must higher additional personnel with technical training to provide efficacy assessments to the Company’s customers.  Also, present plant capacity is not, in the opinion of management, adequate for the Company’s anticipated growth.  Management will seek additional equity or debt financing for the Company to permit the hiring of additional personnel and plant expansion. However, the Company does not have any commitments for additional financing and no assurance is given that any additional financing will be available or that, if available, it will be on terms that are favorable to our shareholders.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The company is not party to any material legal proceeding.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

On January 30, 2008, the Company filed a Form 8-K, dated January 29, 2008 reporting under items 1.01; 2.01; 5.01 and 9.01 related to the Company’s acquisition of its present business.

On January 30, 2008, the Company filed a Form 8-K, dated January 29, 2008 and amended several times reporting under items 4.01 and 9.01 reporting a change in the Company’s independent auditor.

On March 6, 2008, the Company filed a Form 8-K reporting under Item 9.01 its change of name.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Dasheng Biotechnology Company

	By:	/s/ JiJun Qi
JiJun Qi
Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)
Date: May 20, 2008