Form 10-K
period 2008-06-30
China Dasheng Biotechnology CO
filed 2008-10-15
CIK 1393067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

China Dasheng Biotechnology Company
(Name of small business issuer in its charter)

Nevada	333-141327	26-0162321
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

Building B 17th Floor
Century Plaza
Qingyang Road
Lanzhou, Gansu
People's Republic of China
Telephone number: （86）931 8441248
(Address and telephone number of principal executive offices)

c/o American Union Securities
100 Wall Street 15th Floor
New York, NY 10005
Telephone number: （212) 232-0058
(Address and telephone number of United States agent offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [x] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [ x]

Revenues of the registrant for its fiscal year ended June 30, 2008 were $16,294,163.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $14,383,200 as of June 30, 2008.

The number of shares outstanding of registrant's common stock as of June 30, 2008 was 30,000,000.

Transitional Small Business Disclosure Format (check one): YES [x] NO [ ]

PART I

The information in this document contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project,” or “continue,” the negative of such terms or other comparable terminology. You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements.

In evaluating these statements, you should consider various factors, including the risks described under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

In this document, references to the “company,” “we,” “us” and “our” refer to China Dasheng Biotechnology Company and our predecessors and subsidiaries, unless the context otherwise requires.

History

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

We discontinued operations during the fourth quarter of our fiscal year ended October 31, 2007. On January 29, 2008, a closing (the “Closing”) was held pursuant to an Agreement and Plan of Reorganization, dated as of January 29, 2008, (the “Agreement”) by and among the Company, Nicholas Stone (the “Control Stockholder”) and American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”).  Pursuant to the Agreement, ASPI purchased an aggregate of 7,700,000 shares of the 10,000,000 shares of the Company’s issued and outstanding stock for $183,000.00 or approximately $0.0238 per share and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Biology Science and Technology Stock Co., Ltd (“GDBS”) to the Company in exchange for 20,000,000 shares of the Company’s common stock.  Upon completion of the transaction, ASPI will distribute the 27,700,000 shares of Company common stock it received from the Company and the Company’s principal shareholder to its shareholders, pro rata.  Nicholas Stone has agreed to indemnify the Company and ASPI and its shareholders against any liabilities arising out of any breach of the Agreement by the Company.

ASPI is the owner of all of the issued and outstanding shares of GDBS, a corporation organized under the laws of the People’s Republic of China (“PRC”) and a developer, producer and marketer of bacteria based additives for crops and livestock feeds. Accordingly, the Closing resulted in GDBS becoming a subsidiary of the Company.

Under the terms of the Agreement, all of the present officers and directors of the Company resigned and Jinjun Qi, the Chairman and CEO of GDBS, became the sole officer and director of the Company.  The Agreement required that the Company complete the disposition of all of its “Max Nutrition” assets prior to Closing.

The Company filed a Current Report on Form 8-K dated January 29, 2008, which contains further information regarding the Closing and the transaction involved therein.

Our Business

We are engaged in the production, marketing and distribution of bacteria based products, which are used as additives for livestock feed and crop cultivation. These products have shown to increase yield in terms of harvest crop volume and livestock weight. In addition, we have found that our bacteria based additives have shown to increase sucrose levels in fruits and protein levels in livestock.

We operate under three subsidiary segments. Subsequent to Closing of the Agreement, we acquired GDBS along with its subsidiaries. GDBS owns a 80% interest in Lüshen Bio-tech Co., Ltd (“Lüshen”), a company incorporated in Haikou, Hainan Province under the laws of China along with a 60% interest in Elemiss Food Co., Ltd. (“Elemiss”), a company incorporated in Yangling, Shaanxi Province under the laws of China. A chart of our organization follows:

Industry overview and market condition

By 2009, we estimate the Chinese market for biological and chemical agents used in agricultural industries will exceed $20 billion dollars. This market primarily includes fertilizers, herbicides, and pesticides. Within China, the term biological product includes products with the “organic” label along with products which do not use traditional chemical agents, but have not yet obtained the approval to be recognized as “organic.” Products are awarded the right to be labeled “organic” by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture.

We operate within the biological products and agents market. This space includes organic fertilizers, non-chemical agents, and biological agents based additives. By 2009, we estimate this market to exceed approximately $2.7 billion dollars. More specifically, we believe the biological additives market within this space will exceed approximately $400 million dollars.

China’s population which exceeds 1.3 billion people is primarily fed by its farmers using only about 15% of its total land area. The combination of limited arable land and a massive population begs the longstanding question of how will China feed its citizens? For now, the practical solution is to increase yield on the current arable land.  China has been able to increase yield primarily through the increased use of fertilizers and agents. We estimate that by 2009, China’s fertilizer use will exceed 50 million metric tons. Related to our niche market, we believe the demand for biological products will exceed 6 million metric tons by 2009.

We believe that the following competitive strengths enable us to compete effectively in the fertilizer market in China:

•	Strong Market Position. We are a leading manufacturer of fertilizer additive products in China.

•
Recognized and Certified Product Offerings. Our AM/HM brand of fertilizer products have been certified by the PRC government at the provincial level which is an endorsement of the effectiveness of the products in all regions of China.

•
Broad Customer Base.    We developed a diversified customer base of farmers and retailers located throughout China and are not dependent on, or heavily concentrated in, any single customer or customer base.

Products

We divide our products into four main product lines as follows:

1.	AM/HM™ bacteria based additives for crops.

These bacterial blends, composed of the Company’s proprietary and specially cultivated strain solution, Bulgaria lactobacillus, beer microzyme, and dark red spirilla, among other ingredients, can, in the opinion of management, substantially increase the beneficial microorganism colonies in soil, while inhibiting the reproduction of harmful fungi and putrefactive bacteria, and are intended to improve nutrient absorption, and reduce crop and livestock diseases. Management believes that the metabolites and mycelia generated by the above beneficial bacterial blends can also help decompose residual pesticide and other accumulated toxic matters, while increasing the organic nutrient content in soil and feed and thereby lead to higher meat and crop yields.

2.	AM/HM™ bacteria based additives for livestock feed.

These bacterial blends are intended to soften the livestock feed and restrain the growth and reproduction of pathogenic bacteria, while supplying beneficial nutriments such as organic acid, vitamins, enzyme, antibiotics, mycelium protein, as well as other growth-enhancing substances, thereby balancing the nutrients in the feed.

3.	FGW™ bacterial based preservatives.

These preservatives when applied to animal specimens, the nontoxic, colorless, and side-effect free liquid helps preserve superior quality specimens for scientific research. When sprayed on agricultural produce, it can preserve the freshness under normal atmospheric and temperature conditions.

4.	Bacteria based fertilizer.

Our liquid fertilizer is suited for application on plants, specifically vegetable and fruit leaves. When applied on plants, we have found that the plants' resistance against freezing and disease increases. In addition,  crops’ yield increases and shortened harvest periods can be experienced.

Raw Materials and Our Principal Suppliers

The principal materials needed for production include bacterial stock solutions, culture medium, and microzyme. The original strain stock solutions used in production are developed in  the Beijing Central Research Lab, and supplied to the Company through Dasheng Trading Co., Ltd. The Company then develops and reconstitutes bacteria from the original stock solutions (“mother bacteria”), and redistributes the mother bacteria solutions to the three manufacturing plants in Lanzhou, Yangling and Haikou.   While Dasheng Trading Co. Ltd. has been a principal supplier to the Company, management intends to reduce its reliance on this related supplier in the future.

Other raw materials used in the three manufacturing plants include honey, sugar, and fermentation agents. The Lanzhou plant purchases these raw materials from Dasheng Trading Co., Ltd., while the Yangling and Haikou plants both purchase them locally.  Management believes that there are adequate alternative sources of supply for each of these raw materials.

Production

The Company’s Lanzhou plant has a designed AM-/HM-based biological bacterial blends output capacity of 2,000 metric tons per year, including 1,400 metric tons for crops and 600 metric tons for live stock feeding. The actual product output in 2008 was 1607.08 metric tons as compared to 626.46 metric tons in 2007.

Lüshen has a designed AM/HM output capacity of 1,700 metric tons per year, including 50% of AM and HM each, and preservatives output capacity of 40 metric tons per year. We have reached full output capacity in 2008 as compared to 2007 when we produced 1562.25 metric tons of products.

Elemiss has a designed output capacity of 1,200 metric tons per year. Actual outut in 2008 was 1106 metric tons as compared to 2007 when we produced 913.03 metric tons of products.

We use our proprietarily developed multi-stage fermentation process to produce the live bacteria cultures which are the active ingredients of our products. Solid bacteria are then extracted and stored using controlled freeze drying methods.

AM/HM PRODUCTION PROCESS

The following diagram demonstrates the typical production process of the AM-/HM- based bacterial blends.

Facilities

Manufacturing Plants
The manufacturing plant at 116 Wanxi Road, Lanzhou, Gansu Province covers a total area of 46,400 sq meters, with a net use area of 26,300 sq meters.

The Company’s manufacturing plant located at Hongming Farm in Haikou City, Hainan Province, occupies an area of 22,142 sq meters, with a net use area of 6,940 sq meters, including 4,100 sq meters of office and workshop space.

The Company’s manufacturing plant located at West Xingyang Road, Yangling County, Shaanxi Province, covers an area of 8,600 square meters, with a net use area of 2,600 square meters, including 2,000 square meters of office and workshop space

The Company owns each of its facilities free of any mortgage.

Key equipment
The principal equipment used in the production process includes (1) Twenty two 20m3 stainless steel aerobic fermentation tanks; (2) Thirty Five Hundred 220-Liter anaerobic fermentation barrels; (3) Four 1,500kg/hour aseptic automatic filling lines; in addition to (4) water purification equipment; and (5) lab testing equipment. Substantially all of the equipment described above used was purchased between 2001 and 2002.

All the Company’s three manufacturing plants have unconstrained access to utilities including water, electricity, gas and communication infrastructure to meet their production needs.

Employees

As at June 30, 2008, we had 689 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	77
Sales and Marketing	157
Production	438
Research and Development	17

Total	689

All of these employees were full-time. We do not have any payment obligations for any retirees and are not currently retaining any contractors. The Company currently has 689 full time employees, including 248 at the Company headquarters in Lanzhou, 302 in Lüshen, and 139 in Elemiss. The Company purchases pension insurance, medical insurance and unemployment insurance for all full time employees in accordance with China’s Labor Law.  The Company’s employees are not represented by a collective bargaining unit. Management considers the Company’s relationships with its employees to be satisfactory, and management believes that should the Company require additional employees at any of its facilities that it will be able to meet its needs from the locally available labor pool.

Distribution

    The Company sells its products through a combination of direct and indirect selling methods. It currently employs 157 full time sales professionals, including 41 at the Company headquarters in Lanzhou, responsible for northern China, 86 in Haikou, responsible for southern China and 30 in Yangling, responsible for central China. The Company has set up 13 regional sales companies throughout China, which markets the Company’s products through a network of 22 provincial level general distributors and 80 city/county level distributors. The Company employs a target-profit pricing method. The headquarters in Lanzhou determines the target profits for each of the three manufacturing plants, which in turn work directly with general distributors to determine the prices of each of the product series sold into the local distribution channel.

In an effort to provide expedient services and save on shipping costs, the Company has set up a repackaging center in Yangling, Shaanxi Province, where China’s first and only Agricultural High-tech Demonstration Area is located.

The major customers of the Company are a variety of institutional buyers, including state-owned farms and plantations, fertilizer and feedstock manufacturers, agricultural supplies companies, and agrotech research institutes across China. ..  The Company does not depend on any particular customer for sales of its AM/HM and Bulgarian lactobacillus feed additive. Management believes that the use of hazard-free biological preservatives will become more widespread and the Company will be able to sell preservatives to a wider array of customers, thereby significantly lower its dependence on any single customer.

Within the Company’s agricultural markets, a significant portion of the required sales effort includes providing customers with follow-up analysis regarding the efficacy of the Company’s products.  The Company’s future growth is dependant upon the Company being able to provide this type of benefit analysis to its customers and the Company intends to increase the number of its staff capable of providing such information as a part of its marketing effort.

Customers

We sell our products directly to customers and through distributor channels. We sell directly to clients including farms and collectives (all state-owned) along with private agricultural industries. We classify these as larger customers as defined by those with annual orders exceeding 500,000 RMB or approximately $73,529 dollars. These customers comprise approximately 91% and 78% of total revenues for 2008 and 2007 respectively. We also sell through our distributor channels which include 22 provincial distribution centers and 80 city level vendors. The final end user of our products can range from an individual farmer working his own plot of land to a state owned farm supported by the provincial and central government.

Marketing and Advertising

We promote our products through the media by placing advertisements in newspapers and magazines and on television in China. From time to time, we also sponsor charitable events to increase public awareness of the benefits of our health products.

Competition

Our experience is that the compound fertilizer industry in China is highly fragmented, consisting of numerous smaller regional manufacturers and larger, domestic and international competitors.

Our major competitors in China include Jiangxi Tianyi Bioengineering Development Co., Ltd., Guangxi Nanguochun Bioengineering Development Co., Ltd., Shaanxi Bodisen Bioengineering Co., Ltd., Chengdu Nengsheng Biotech Co., Ltd., and Dalian Sanke Tech (Group) Co., Ltd, Guangxi Beihai Penshibao Co., Ltd, Henan Luo Xiaowang Group, and Shangdong Tianda 2116.

Management expects that a fairly recent development has the potential change the competitive landscape in the Chinese fertilizer market in the near future. Due to the Chinese government’s WTO commitment, China started to allow foreign companies to gain the right to distribute and make retail sales of fertilizers beginning on December 11, 2006. Because fertilizer products usually need to be specifically formulated for local plant, soil and climate conditions, we believe that there are not many foreign competitors in our selected markets that are capable of producing customized fertilizers that compete with our products. Nevertheless, as a result of the opening of the fertilizer market to foreign producers, we expect that the amount of fertilizer imported to China will rise significantly and that we will face increasing competition from non-Chinese fertilizer manufacturers.

Government Regulation

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizers can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. All fertilizers that have completed in-the-field testing and test selling must obtain formal registration which, once obtained, is valid for five years and thereafter may be renewed for five year periods. We have obtained the necessary Formal Fertilizer Registration Certificate for all of our fertilizer products from the PRC Ministry of Agriculture. Such certificate was issued on September 3, 2002 and expired in December, 2007, at which time we were required to renew the formal registration. We had begun the process of renewing our certificate prior to December, 2007 and its expected to be renewed by April, 2008.

Additionally, fertilizer manufacturers in the PRC must have a manufacturing license to make some types of fertilizer. We have a current and active license permitting us to manufacture those types of fertilizer.

Other than as mentioned in the first paragraph in this section, as of December 31, 2007, we believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. Other than as mentioned in the first paragraph in this section, as of December 31, 2007, all license fees and filings are current.

If we were to lose any of these licenses, we would only have a limited time to re-apply for such licenses and would face possible regulatory fines. However, such licenses will generally only be revoked under rare circumstances, such as when illegal activities have occurred. We are not subject to any environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

Intellectual Property

The Company is the proprietary owner of two national patents: “A preparation method for preservative used for animal specimens” (patent No. ZL 88105221.3) and “A manufacturing method for Sheep's placental extract” (patent No. ZL 03134402.X). The Company is also expecting approval of a third national patent for “A preparation method for special yield- and quality-enhancing bacterial blends” (application No. 2005100857129). The Company is the proprietary owner of two trademarks: DSTM (trademark No. 1684077) and Lüshen BiotechTM (trademark No. 1969521).  No assurance is given that these patents will provide meaningful protection to the Company in the event of any infringement or alleged infringement or that a court will not find that these patents infringe upon any patents held by others.

Dasheng obtained ISO-9001quality management systems certification for its AM & HM-based bacterial blends manufacturing process in July 2007.

In September 2002, DS AM biological bacterial blends and DS Bulgarian lactobacillus live stock feed additive were certified by the China Green Product Development Center as a “Grade A Green Food Raw Material”, with which the Company is eligible to put “Green Food” label on its feed additives.

In October 2004, DS AM-based biological bacterial blend was certified as an additive in microbial fertilizer by the Ministry of Agriculture.

Taxation and Local Governmental Support

The Company is governed by the Income Tax Law of the People’s Republic of China concerning foreign invested companies, which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

Substantially all of the Company’s taxable income and related tax expense are from PRC sources. Dasheng, Lüshen and Elemiss file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). In accordance with the relevant income tax laws, the profits of the Company derived from agribusiness are fully exempted from income taxes and the profits of the Company derived from real estate are subject to income taxes

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%.  However, tax concession granted to eligible companies prior to the new CIT laws will be grand fathered.

The Company has been formally approved by the local tax bureau for the favorable tax benefit enjoyed by the foreign invested company, which allows two-year tax exemption from income tax from January 1, 2007 through December 31, 2008, and  three-year 50% tax reduction from January 1, 2009 to December 31, 2011.   As a result of this tax reduction benefit, the Company is still subject to income tax exemption for the year ended June 30, 2008.

Foreign Exchange

Foreign exchange in China is principally governed by the PRC Foreign Exchange Control Regulations promulgated by the State Council and enforced on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment promulgated by the State Council and enforced on July 1, 1996. Under these regulations, upon payment of the applicable taxes, foreign-invested enterprises may convert the dividends they received in Renminbi into foreign currencies and remit such amounts outside China through their foreign exchange bank accounts.

If a foreign-invested enterprise needs foreign exchange transaction services in relation to the current account item, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks by providing applicable receipts and certificates, and without an approval from the State Administration of Foreign Exchange, or SAFE. If a foreign-invested enterprise distributes dividends to its shareholders, it will be deemed as foreign exchange transaction services in relation to the current account item, therefore, as long as it provides the board resolutions and other documents authorizing the distribution of dividends, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks.

Notwithstanding the above, foreign exchange conversion matters under the capital account item are still subject to regulatory restrictions, and a prior approval from SAFE or its relevant branches is required before conversion between Renminbi and other foreign currencies.

 Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

If we fail to effectively expand our operations and capacity to satisfy demand for our fertilizer products, our results of operations and business prospects could be impaired.

Our future success depends on our ability to expand our business to address the growth in demand for our fertilizer products. Because our industry is highly competitive, if we are unable to increase our production capabilities to meet increased demand for our products, we may lose existing customers, as well as potential additional customers, to competitors with greater production capacities. If we are unable to satisfy existing customers’ increased demands for products, such customers may terminate their relationships with us which could reduce our revenues and significantly hurt our overall financial performance. If we are unable to meet the demand of end user customers of any of these distributors, such distributors may terminate their relationships with us with respect to all of their end user customers in favor or one or more of our competitors who could meet the demands of all of such customers. Failure to continue to attract new customers may impair our revenue growth. If our production capacity and revenues do not continue to grow, our competitive position, margins and profits could materially decline.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate the recent and anticipated growth of our production assets, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, then we could fail to utilize our production assets sufficiently to meet demand for our products and our operating costs could increase disproportionately, either of which could impair our revenue growth and hurt our overall financial performance.

We depend heavily on Mr. JinJun Qi, our CEO and  President, Secretary and director, and without his services our prospects would be severely limited.

Our future business and results of operations depend in significant part upon the continuing contribution of Mr. Qi, our CEO and President. Mr. Qi has extensive experience in the fertilizer additives industry and is directly involved in all of our business operations. If Mr. Qi ceases to be employed by us, we may have difficulty finding a suitable replacement with equal leadership and industry experience, and our business would suffer because we will not have the leadership needed to capitalize on market opportunities and to direct our growth, leading to a possible decrease in revenues and inappropriate capital investments in projects that may not benefit our long-term growth.

We depend heavily on skilled personnel, and any loss of such personnel, or the failure to continue to attract such personnel in the future, could harm our business.

The agricultural chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically and scientifically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire the correct individuals we may not be able to produce enough product to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition.

Any disruption of the operations in our factories would damage our business.

All of our fertilizer products are currently manufactured in China. We currently maintain insurance covering only our leased factories. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, because we would likely not be able to outsource our production on terms favorable to the company, if at all. Failure to be able to replace any lost production capability would cause a potential diminution in sales, the cancellation of orders, loss of valuable employees, damage to our reputation and potential lawsuits.

If we cannot protect the proprietary formula and manufacturing processes for our concentrated organic liquid compound fertilizer it could increase our competition and cause our operating results to suffer.

Our success will depend in part on our ability to protect our proprietary formula and manufacturing process for highly concentrated organic liquid compound fertilizer products. We rely on trade secrets to protect our proprietary formulas and manufacturing processes. We have not applied for patents for our technology and formulas because we believe an application for such patents would result in public knowledge of our proprietary technology and formulas and could lead competitors to attempt to copy our products, thereby increasing competition.

In addition, our competitors may counterfeit our products and use our trademark. These counterfeit products could damage our reputation and create confusion for our customers.

Our financial results would be negatively impacted by the lost sales to the fake and/or competitive product or by lost sales from a damaged reputation.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  We are subject to this requirement commencing with our fiscal year ending June 30, 2008 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending June 30, 2009.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We may need to raise additional capital in the foreseeable future and may not be able to do so on terms favorable to us or you or at all.

Part of our strategy involves increasing our fertilizer production capacity by constructing additional manufacturing facilities and making strategic investments and acquisitions which require significant capital resources. As of June 30, 2008, we had approximately $1.56 million in cash. Based on current reserves and anticipated cash flow from our operations, we anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for the next twelve months. If we decide to expand our business operations more broadly than currently anticipated or if cash flows from operations are inadequate for our capital needs, we may seek to satisfy our future capital requirements from the sale of our securities in public or private offerings, or through loans from financial institutions or our controlling stockholders. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds also may cause us to delay, reduce and/or abandon certain or all aspects of our organic liquid compound fertilizer product research and development programs, close facilities and/or lay-off employees which, in turn, will likely result in decreased sales and profits.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. In addition, such equity or convertible debt securities may have rights, preferences and privileges senior to those of our common stock. This may reduce a stockholder's return on investment or cause a complete loss in the investment.

Risks Related To Our Industry

Adverse weather conditions could reduce demand for fertilizer products.

The demand for our organic fertilizer products fluctuates significantly with weather conditions, which may delay the application of the fertilizer or render it unnecessary at all. If any natural disasters, such as flood, drought, hail, tornado or earthquake, occur, the demand for our products could be reduced. In addition, in some cases, we allow our distributors to purchase our products partially on credit. The distributors, in turn, may sell the fertilizer to farmers on credit. If any natural disaster occurs, reduced crop yields may cause farmers to default on their payments which could harm our cash flow and results of operations. If we are unable to collect on our sales our cash flows will decrease and we will have additional expenses from bad debts which will harm our published financials results.

Competition in the fertilizer industry in China and elsewhere is intense.

We compete with approximately 300 small-sized, local Chinese fertilizer manufacturers. The number of these small companies varies from time to time. While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and established local distribution channels within a small region. Furthermore, we face competition from large domestic and international fertilizer producers and traders who import fertilizers.  The quality of the imported products is generally higher and more stable than fertilizers produced in China. While our resources may not be as great as our larger competitors, we believe our product quality, sales network, brand recognition and sales network are superior. If our competitors are able to gain greater market share or improve their sales efforts, our sales may decrease, we may be forced to lower our prices, or our marketing costs may increase, all of which could negatively impact our financial results.

Risks Related To Doing Business In China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy continues to transition from a planned economy to a more market-oriented economy, the PRC government has implemented and continues to implement various measures to encourage economic growth and guide the allocation of resources by controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. While these measures may benefit the overall PRC economy, they may also have a negative effect on us, especially if such measures create an unfriendly environment for businesses in the agricultural sector of the economy. For example, PRC governmental entities, whether local or national, could implement additional regulations requiring the payment of increased taxes, tariffs or other duties, or increase the level of government supervision, review, licensing or other involvement in our operations and expansion efforts. Such regulations could significantly increase our costs of doing business, producing products or acquisition efforts. We may not be able to pass these additional costs along to costumers by increasing the costs of our products, or if we are forced to increase the prices of our products, our sales may be negatively effected and our competitors, whether in other areas of the PRC or internationally, may gain an advantage over the company.

If the PRC government changes laws to which we are subject, particularly laws relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters our business could be harmed. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.

For example, while contractual disputes occurs, the arbitration will be brought to the China International Economic and Trade Arbitration Commission (“CIETAC”) in accordance with CIETAC Arbitration Rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law.  For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems.  These uncertainties may impede our ability to enforce the terms of the contracts that we may enter into with our business partners.  Any inability to enforce agreement or an award thereunder could materially and adversely affect our business and operation. The inability to get the benefits of the contractual rights for which we bargained may also negatively impact our financial results as we may have expenditures that are not match with reciprocal benefits.

Accounting laws in China mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

The PRC accounting laws require an annual "statutory audit" to be performed in accordance with PRC accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices which may not be consistent with U.S. generally accepted accounting principles, or GAAP. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to U.S. GAAP, requires interpretation and exercise of judgment. This may increase costs or cause additional errors. Moreover, our PRC accounting records may not convert directly into the needed U.S. GAAP accounting records, causing inaccuracies or misstatements that could negatively impact our ability to get a clean audit opinion in the U.S. or may lead to fines by certain governmental bodies, which could negatively impact our financial performance and/or stock price.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing. This could negatively impact our financial performance as it may limit our ability to reallocate capital and to take advantage of market opportunities.

Fluctuations in exchange rates could hurt our business and the value of our stock.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. Since July, 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies. If Renminbi weakens relative to the dollar our earnings will be less valuable in terms of the equivalent U.S. Dollars which may negatively impact our stock price.

We own our PRC subsidiaries rather than merely having a contractual relationship with such entities.

We own our PRC subsidiaries, as opposed to having a mere contractual relationship with entities who operate in the PRC. This makes our investment in the PRC more rigid and long-term. We may be unable to quickly sell, dispose of our subsidiaries or exit the PRC if conditions in the PRC become unfavorable for business. Should we wish to exit the PRC and be unable to do so the value of stock may decrease due to our inability to relocate our corporate operations.

Risks Related To Our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment.

Our stock is not widely traded or traded in great volume so the market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions in the fertilizer market;

•	changes in the economic performance or market valuations of other companies involved in fertilizer production;

•	announcements by our competitors of significant acquisitions;

•	additions or departures of key personnel; and

•	potential litigation.

Our stock price could change very quickly and could move in a negative direction at any time.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Our Chairman, Chief Executive Officer, and President, Mr Jinjun Qi  is the beneficial owner of approximately 38.4% of our outstanding common stock. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. This might result in limitations on, or a decrease in the price of, our common stock.

Our common stock is quoted on the OTC bulletin board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CDBT.OB." The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2007, the closing price for our common stock was $2.84 per share and, therefore, it is designated a "penny stock." Although since February 3, 2005, we have met the net worth exemption from the "penny stock" definition, no assurance can be given that such exemption will be maintained. As a "penny stock," our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

Unless exempt, for any transaction involving a penny stock, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in the penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

Item 1B. Unresolved Staff Comments.

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board since February 13, 2008. It is currently quoted under the symbol “CDBT” and, prior to March 6, 2008, was quoted under the symbol “MXNU.”  Quotations for our common stock reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We have generally had very low trading volume for our common stock. Set forth below is information with respect to the high and low sales prices of our common stock for the periods indicated. There were no reported sales of our common stock on the OTC Bulletin Board prior to February 13, 2008.

Period	High	Low
Quarter Ended March 31, 2008	$2.10	$1.85
Quarter Ended June 30, 2008	$2.20	$0.50
Quarter Ended September 30, 2008	$1.95	$1.50

Security Holders

At June 30, 2008 there were 30,000,000 shares our common stock outstanding held by approximately 19 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided under the caption “Risk Factors.” See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

General

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
On January 29, 2008, a closing (the “Closing”) was held pursuant to an Agreement and Plan of Reorganization, dated as of January 29, 2008, (the “Agreement”) by and among the Company, Nicholas Stone (the “Control Stockholder”) and American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”).  Pursuant to the Agreement, ASPI purchased an aggregate of 7,700,000 shares of the 10,000,000 shares of the Company’s issued and outstanding stock for $183,000.00 or approximately $0.0238 per share and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Biology Science and Technology Stock Co., Ltd (“GDBS”) to the Company in exchange for 20,000,000 shares of the Company’s common stock.  Upon completion of the transaction, ASPI distributed the 27,700,000 shares of Company common stock it received from the Company and the Company’s principal shareholder to its shareholders, pro rata.  Nicholas Stone has agreed to indemnify the Company and ASPI and its shareholders against any liabilities arising out of any breach of the Agreement by the Company.

We accounted for the share exchange as a recapitalization whereby the historical financial statements and operations of the ASPI and GDBS become our historical financial statements, with no adjustment to the carrying value of the assets and liabilities. Our issued and outstanding common stock immediate prior to the share exchange is accounted for at the net book value at the time of the transaction.

Upon consummation of the share exchange, we changed our fiscal year end from October 31 to June 30 to conform to the year end date of ASPI and GDBSI. We filed an annual report on Form 10-KSB on February 13, 2008 for fiscal year ended October 31, 2007. This annual report was our last filing under our previous fiscal year end date of October 31, and as a nutritional supplement company. In our future filings with the SEC, we will report our business activities as a developer, producer and marketer of additives for fertilizers and animal feed based on our new fiscal year end date of June 30. The historical financial statements of ASPI and GDBS will become our historical financial statements.

The results of operations related to Max Nutrition, Inc. are not material and are therefore not included in the discussion below. Unless otherwise noted, all references to the “company,” “we,” “us” and “our” hereafter in this section refer to the current business of China Dasheng Biotechnology Company or the historical business of ASPI, GDBS, and its subsidiaries, as applicable.

Overview

We primarily manufacture and sell additives to fertilizers and animal feed. These additives are mainly created from live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are sold throughout China.

We sell our products directly to our clients which include private and state owned farms, village collectives, and retails and through distributors. We classify core customers to be any customer with annual purchases exceeding $500,000 RMB or approximately $73,500 USD. Presently, 91% of our revenues are generated through these types of customers. Our distributors comprise the rest of our revenues. These distributors sell our products to various retail outlets including stores and village marketplaces or use their own network of commissioned salespersons to sell our products to the final end-user.

Results of Operations for Fiscal Year Ended June 30, 2007 Compared with the Fiscal Year Ended June 30, 2008

Our net sales totaled $16.29 million for the fiscal year ended June 30, 2008, a 63.6% increase compared to our net sales of $9.96 million for the fiscal year ended June 30, 2007. The growth in net sales primarily resulted from positive feedback and awareness of our products through our massive advertisement campaigns in 2008. In addition, with more spending on seminars and field demonstrations, the Company was able to increase the number of orders from its core customers.

AM/HM™ bacterial blends for crops continued to be our best selling product. We have enjoyed strong growth in demand for our AM/HM™ bacterial blends for livestock feed product line as well. In addition, our new bacteria based fertilizer product line accounted for 6.8% of our sales revenue during the year ended June 30, 2008.

The following is a breakdown of revenue by product, by region, and by subsidiary for the fiscal years ended June 30, 2007 and 2008 respectively.

	Net Sales in USD	Percentage of Total	Net Sales in USD	Percentage of Total
Total Revenue	$9,961,792	100%	$16,294,163	100%
Product line
AM/HM™ Crop additives	$6,552,408	65.8%	$9,386,241	57.6%
AM/HM™ Livestock feed additives	$3,082,501	30.9%	$5,467,691	33.6%
FGW™ Preservatives	$326,883	3.3%	$331,683	2.0%
AM/HM™ Fertilizer	-	0%	$1,108,548	6.8%
Region
Northwest	$2,859,034	28.7%	$6,102,568	37.4%
Southwest	$268,968	2.7%	$328,367	2.1%
Northern	$488,127	4.9%	$1,392,698	8.5%
Northeast	$159,388	1.6%	$433,193	2.7%
Central	$308,815	3.1%	$460,283	2.8%
Eastern	$458,242	4.6%	$1,186,533	7.3%
South	$5,419,218	54.4%	$6,390,521	39.2%
Subsidiary
Hainan Lüshen	$5,130,322	51.5%	$6,566,549	40.3%
Yangling Elemiss	$2,669,760	26.8%	$3,666,183	22.5%
Gansu Dasheng	$2,161,710	21.7%	$6,061,431	37.2%

Cost of Sales

Cost of sales for the year ended June 30, 2008 was $8.79 million compared with $5.83 million for the fiscal year ended June 30, 2007. This 50.7% increase in cost of sales was primarily caused by increased sales volume and the addition of our new bacteria based fertilizer product line

Gross profit

Gross profit increased to $7.50 million for the fiscal year ended June 30, 2008 from $4.13 million for the 2007 fiscal year. This represents an 81.7% increase, which reflects primarily increases in sales volume.  Our gross profit margin increased to 46.0% from 43.1% in fiscal year 2007. This was primarily due the introduction of our new fertilizer product line.

Selling expenses and General and Administrative Expenses

Selling expenses were $641,852 or 3.9% of net sales for the fiscal year ended June 30, 2008 compared with $506,943 or 5.01% of net sales for the fiscal year ended June 30, 2007. This decrease of the selling expenses to net sales ratio was a result of our management’s ability to better control costs related to the sale of our products. General and administrative expenses were $1.56 million or 9.6% of net sales for the year ended June 30, 2008 compared with 895,119 or 9.0% of net sales for the year ended June 30, 2007. General and administrative expenses primarily consisted of salaries & wages, professional fees, depreciation of fixed assets and amortization of intangible assets. The most significant general and administrative expense incurred during the fiscal year 2008 was the $300,605 in professional fees related to going public in January of 2008.

Net Income

Net income increased to $4.64 million in fiscal year 2008 compared to $1.99 in fiscal year 2007. This 133% increase is primarily due to our increase in net sales along with our ability to better control our operating expenses. As our products gain more market approval, we in turn are able to expand our order volume with existing customer in addition to recruiting new customers on the strength of our existing base.

Liquidity and Capital Resources

We had cash and cash equivalents of $1.56 million and working capital of $6.93 million as of June 30, 2008, and cash and cash equivalents of $1.31 million and working capital of $6.67 million as of June 30, 2007.

Cash generated from operations was $4.10 million for the fiscal year ended June 30, 2008 compared to $0.39 million in cash generated by operative activities for the fiscal year ended June 30, 2007. Primarily, our cash from operations were a result of our $4.64 million in net income. The main expenditure from operations was related to advances to suppliers which included an advance to Dasheng Trading Company, our primary materials suppliers. In addition, in contrast to 2007, we were able to collect a significant portion of our account receivables.

Cash used in investing activities totaled $3.9 million in fiscal year 2008 compared to $151,791 in fiscal year 2007. This was primarily due to the $35 million RMB or approximately $5,102,710 USD real estate investment in the Changlin Real Estate Development project.

Cash used in financing activities totaled $927,016 in fiscal year 2008 as compared to cash used of $994,175 in fiscal year 2007. This was due the repayment of debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

This Management's Discussion and Analysis discusses our consolidated financial statements for the fiscal years ended June 30, 2007 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investment in real estate ventures

The Company had two joint ventures for real estate projects in China to develop commercial and residential real estate in China. The Company’s ownership interests in the two ventures are 17.5% and 16.5%, respectively. As a result, the Company accounts for these two ventures based on cost method of accounting.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Revenue recognition

The Company utilizes the accrual method of accounting.  In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and payments of the customers and collection are reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No.104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. For sale of AM, HM, live stock feed additive, and FGW biological preservatives for agriculture businesses, the Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on either free on board (“FOB”) factory or destination terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of The Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

•   acquisition costs will generally be expensed as incurred;

•   noncontrolling interests will be valued at fair value at the date of acquisition; and

•   liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.   The Company will adopt SFAS No. 141(R) on January 1, 2009, and the Company has not yet determined the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 160 on January 1, 2009, and the Company has not yet determined the impact, if any, on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

CHINA DASHENG BIOTECHNOLOGY COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
China Dasheng Biotechnology Company
Lanzhou, Gansu Province, People's Republic of China

We have audited the accompanying consolidated balance sheet of China Dasheng Biotechnology Company (“Dasheng”) as of June 30, 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended. These financial statements are the responsibility of Dasheng’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Dasheng is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Dasheng’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Dasheng Biotechnology Company as of June 30, 2008 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas
October 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Gansu Dasheng Biology Science and Technology Stock Co., Ltd.

We have audited the accompanying consolidated balance sheet of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. and Subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the fiscal years ended June 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the fiscal years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 11, 2008

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash & cash equivalents	$1,561,403	$1,316,569
Accounts receivable,net of allowance for doubtful accounts of	3,244,476	3,180,325
of $16,303 and $243,398 respectively
Inventories	561,883	833,436
Advances to supplier	1,486,379	198,515
Due from related parties	1,580,820	1,757,325
Prepayments and other current assets	35,675	1,887,955
Total Current Assets	8,470,636	9,174,125

Investment in Real Estate ventures	6,483,437	1,244,160

Property, plant and equipment,net of accumulated depreciation	1,618,829	1,730,439

Land use rights, net	1,531,555	1,446,059
Notes Receivable	998,502	1,194,126
Long-term prepayments	1,150,082	537,638
Other assets	-	64,454

Total Assets	20,253,041	15,391,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	725,680	953,033
Accrued expenses and other payables	809,463	1,544,128
Total Current Liabilities	1,535,143	2,497,161

Long-term payable-land use right	1,459,137	1,314,814

Long-term debt,net of current maturities	-	1,103,521

Minority Interest	1,564,957	1,342,504

Stockholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
- 0 - shares issued and outstanding at June 30, 2008 and 2007	-	-
Common stock, $0.001 and $0.1208 par value, 74,000,000 and 32,080,000 shares authorized,
30,000,000 and 32,080,000 shares issued and outstanding at June 30, 2008 and 2007 respectively	30,000	3,876,035
Additional paid-in-capital	3,846,035	177,487
Statutory surplus reserve and common welfare fund	1,837,187	1,049,826
Retained earnings	8,009,800	3,371,464
Accumulated other comprehensive income	1,970,782	658,189
Total Stockholders' Equity	15,693,804	9,133,001

Total Liabilities and Stockholders' Equity	$20,253,041	$15,391,001

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED JUNE 30, 2008  AND 2007

	2008	2007

Net Sales	$16,294,163	$9,961,792

Cost of Sales	(8,790,328)	(5,832,260)

Gross Profit	7,503,835	4,129,532

Operating Expenses
Selling and general and administrative expenses	2,202,437	1,402,062
Other operating expenses (income)	226,426	(22,952)
Total Operating Expenses	2,428,863	1,379,110

Income from operations	5,074,972	2,750,422

Other Income and Expenses
Interest income	158,600	-
Interest expenses	(41,760)	(92,670)
Total other income (expense)	116,840	(92,670)

Income Before Income Taxes and Minority Interest	5,191,812	2,657,752

Provision for Income Taxes	-	-

Minority Interest	(553,476)	(666,217)

Net Income	$4,638,336	$1,991,535

Other Comprehensive Income
Foreign Currency translation adjustment	1,312,593	445,934

Comprehensive Income	$5,950,929	$2,437,469

Net income per share - basic and diluted
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

Weighted average share outstanding - basic and diluted
	30,000,000	32,080,000
	30,000,000	32,080,000

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Stock			Common Stock		Additional	Statutory		Accumulated Other	Total
	par value $0.001			par value $0.001 (previsously $0.1208)		Paid-in	Surplus reserve &	Retained	Comprehensive	Shareholders'
	Shares		Amount	Shares	Amount	Capital	Common welfare fund	Earnings	Income	Equity

Balance at JUNE 30, 2005	-		$-	32,080,000	$3,876,035	$177,487	$225,672	$854,358	$-	$5,133,552

Net Income	-		-	-	-	-	-	1,499,832	-	1,499,832
										-
Other Comprehensive income:										-
Foreign currency translation adjustment	-		-	-	-	-	-	-	212,255	212,255

Appropriation to statutory reserves	-		-	-	-	-	259,698	(259,698)	-	-
Appropriation to employee welfare funds								(150,107)	-	(150,107)
	-	-
Balance at JUNE 30, 2006	-		$-	32,080,000	$3,876,035	$177,487	$485,370	$1,944,385	$212,255	$6,695,532

Net Income	-		-	-	-	-	-	1,991,535	-	1,991,535
										-
Other Comprehensive income:										-
Foreign currency translation adjustment	-		-	-	-	-	-	-	445,934	445,934
										-
Appropriation to statutory reserves	-		-	-	-	-	564,456	(564,456)	-	-

Balance at JUNE 30, 2007	-		$-	32,080,000	$3,876,035	$177,487	$1,049,826	$3,371,464	$658,189	$9,133,001

										-

Exchange of GDBS's capital for ASPI	-		-	(32,080,000)	(3,876,035)	-	-	-	-	(3,876,035)

Issuance of ASPI common stock to investors upon reverse merger				30,000,000	30,000	3,668,548	-	-	-	3,698,548

Net Income	-		-	-	-	-	-	4,638,336	-	4,638,336

Other Comprehensive income:										-
Foreign currency translation adjustment	-		-	-	-	-	-	-	1,312,593	1,312,593

Appropriation to statutory reserves	-		-	-	-	-	787,361	-	-	787,361

Balance at JUNE 30, 2008	0		$-	30,000,000	$30,000	$3,846,035	$1,837,187	$8,009,800	$1,970,782	$15,693,804

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,  2008 AND 2007

	2008	2007

Cash Flows From Operating Activities:
Net income	$4,638,336	$1,991,534
Adjustments to reconcile net income to net cash
provided by operating activities:

Bad debt expenses	62,869	-
Depreciation and amortiztion	626,365	522,134
Minority interest in net income of consoldiated subsidiaries	553,476	666,217

Changes in operating assets and liabilities:
Accounts receivable	(125,020)	(438,356)
Inventories	271,554	436,803
Advance to suppliers	(1,287,864)	-
Prepayments and other current assets	320,234	(1,509,370)
Accounts payable	(227,353)	(120,500)
Accrued expenses and other current liabilities	(734,665)	(1,155,607)

Cash provided by operating activities	4,097,932	392,855

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(30,683)	(59,411)
Investment in real-estate projects	(5,102,710)	-
Cash dividend received from an real estate investment	1,020,542	-
Cash received from note receivable	195,624	(92,380)

Cash used in investing activities	(3,917,227)	(151,791)

Cash Flows From Financing Activities:
Repayment of loans payable	(1,103,521)	(262,743)
Proceeds from long-term debt	-	446,663
Repayment of long-term debt	-	(601,682)
Amounts received from (paid to) related parties	176,505	(576,413)

Cash used in financing activities	(927,016)	(994,175)

Effect of exchange rate changes on cash and cash equivalents	991,145	167,865

Increase (decrease) in cash and cash equivalents	244,834	(585,246)

Cash and Cash Equivalents - Beginning of the year	1,316,569	1,901,815

Cash and Cash Equivalents - Ending of the year	$1,561,403	$1,316,569

Supplemental disclosures of cash flow information:

Interest paid	$41,760	$92,670
Income Taxes paid	$-	$-

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Dasheng Biotechnology Company (“Dasheng” or the “Company”) was incorporated in the state of Nevada on January 12, 2007, under the original name of Max Nutrition Inc, as a holding vehicle for selling the nutritional supplements.

On January 29, 2008, Pursuant to an Agreement and Plan of Reorganization, American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”) purchased an aggregate of 7,700,000 shares of the 10,000,000 issued and outstanding shares of Max Nutrition common stock for $183,000 and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”) to Max Nutrition in exchange for 20,000,000 shares of the common stock of Max Uutrition. Upon completion of the transaction, ASPI distributed 27,700,000 shares of Max Nutrition common stock it received from Max Nutrition and the Max Nutrition’ previous principal stockholder to Dasheng’s shareholders, pro rata. At the effective time of the merger, the total number of shares of Max Nutrition acquired and number of shares of Max Nutrition Common Stock issued to the shareholders of Dasheng pursuant to the agreement, representd approximately 92.33% of the outstanding shares of Max Nutrition’s common stock after giving effect to Max Nutrition’s acquisition of Dasheng. As a result of the ownership interests of the former shareholders of Dasheng, for financial statement reporting purposes, the merger between the Company and Dasheng has been treated as a reverse acquisition with Dasheng deemed as the accounting acquirer and the Max Nitrition deemed the accounting acquiree in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed as a recapitaliation of Dasheng and the net assets of Dasheng (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their historical carrying value before the combination. The assets and liabilities of Dasheng are recorded at historical cost.

Gansu Dasheng Biology Science and Technology Stock Co., Ltd. was incorporated on October 16, 2002, in the City of Lanzhou, Gansu Province, People’s Republic of China (“PRC”). Dasheng operates within the biological products and agents market. This space includes organic fertilizers, non-chemical agents, and biological agents based additives.

On March 6, 2008, the Company changed its name to China Dasheng Biotechnology Company.

The Company derived its revenues from the sale of products in the biological products and agents market. All revenues generated are from sales to customers in China. The Compay has two majority-owned subsidiearies in China. It has 80% interest in Hainan Lüshen Biology Technology Co., Ltd. (“Lüshen”) located in HaiKou, Hainan Province, China. Lüshen engages in developing, manufacturing and marketing artificial microorganisms (“AM”), high-efficiency microorganism (“HM”) based biological bacterium blends, and biological preservatives. The Company also has a 60% interest in Yangling Elemiss Foods Co., Ltd.  (“Elemiss”) located in City of Yangling, Shaanxi Province, China. Elemiss engages in developing, manufacturing and marketing artificial microorganism (“AM”) based biological bacterium blends, and Bulgarian lactobacillus live stock feed additives.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of ASPI, and its wholly owned subsidiary, and its majority-owned subsidiaries, Lüshen and  Elemiss. All significant inter-company transactions and balances among the Company and its subsidiary are eliminated upon consolidation.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in the year ended June 30, 2008.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables consist primarily of receivables resulting from sales of products. The Company establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected.  Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers. The allowance for uncollectible amounts for the years ended June 30, 2008 and 2007 was $16,303 and $243,398, respectively.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
Inventory

The Company values inventories, consisting of finished goods, work in process and raw materials, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of work in process and finished goods comprises direct labor, and raw materials.

Investment in real estate ventures

The Company had two joint ventures for real estate projects in China to develop commercial and residential real estate in China. The Company’s ownership interests in the two ventures are 17.5% and 16.5%, respectively. As a result, the Company accounts for these two ventures based on cost method of accounting.

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

Land use rights

Land use rights represent the cost to obtain the right to use land in China. Land use rights are carried at cost and amortized on a straight-line basis over the lives of the rights, ranging from 17 to 50 years.

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

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to raw materials purchased from certain vendors.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the year ended June 30, 2008 and 2007.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  There are no deferred tax amounts as at June 30, 2008 and 2007.

Revenue recognition

The Company utilizes the accrual method of accounting.  In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and payments of the customers and collection are reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No.104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. For sale of additive for livestock feed and crop cultivation, the Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on either free on board (“FOB”) factory or destination terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” ("FAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 30,000,000 and 32,080,000 shares of common stock equivalent available in the computation of dilute earnings per share at June 30, 2008 and 2007 respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and other loans payable approximate fair value due to the short-term nature of these items.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identifies its reportable segments by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. The Company principally operates in one reportable segment: Agriculture related additives for livestock feed and crop cultivation.

Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of The Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, on its financial statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

●   acquisition costs will generally be expensed as incurred;

●   noncontrolling interests will be valued at fair value at the date of acquisition; and

●   liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.   The Company will adopt SFAS No. 141(R) on January 1, 2009, and the Company has not yet determined the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 160 on January 1, 2009, and the Company has not yet determined the impact, if any, on its financial statements.

Note 3. INVENTORY

The inventory consists of the following:

		Balance as of
	June 30, 2008		June 30, 2007
Raw materials	$218,985		$592,207
Packing materials	14,461		-
Work-in-process	246,695		32,003
Finished goods	81,742		209,226

Total	$561,883		$833,436

No allowance for inventory was made for the years ended June 30, 2008 and 2007.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 4.  RELATED PARTY TRANSACTIONS

The detail of related party transactions is as follows:

(i) Operating lease from a related party

On December 1, 2006, Lüshen entered into a non-cancellable operating lease for its manufacturing facility in Hainan Province from Dasheng Industries Co., Ltd., an affiliate of the Company, expiring November 30, 2026. Lüshen prepaid the total lease obligation of RMB3.0 million (equivalent to $437,375 and $394,115 at June 30, 2008 and 2007 respectively) upon signing the lease, which approximates the present fair market value of the lease.

(ii) Due from related parties

		Balance as of
	June 30, 2008		June 30, 2007
Shareholders/officers	$1,580,820		$1,757,325

Total	$1,580,820		$1,757,325

The advances to shareholders/officers bear no interest and have no formal repayment terms. However, the company expects to collect the outstanding balance within one year.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 5 – REAL ESTATE

(i) Dasheng Garden Development Project

On March 19, 2005, the Company signed a joint venture property development ("JV") agreement with an unrelated developer (the "Developer"). Under the agreement, the Company was required to (1) contribute RMB14 million (equivalent to $1,924,002 at date of signing) in cash as the investment into the project, (2) assist the Developer in the project planning and (3) assist the Developer in applying for and obtaining relevant approvals.  The Developer was required to contribute RMB71million (equivalent to $8,578,505 at date of signing) in cash into the project.

Upon completion of Phase I, representing approximately 50% of the Company owned land use rights in the City of Lanzhou, the Company will receive RMB7 million (equivalent to $845,768 at date of signing) from the JV and will retain the ownership of all the commercial retail units on the first floor and the basement which will be sold as a parking lot, and the Developer will obtain all remaining units.

Upon completion of Phase II, (which concerns the development of the remaining 50% of the land use rights, the Company and the Developer will be entitled to 29% and 71% of the net profits, respectively.

The Company ownership percentage in the real estate venture is 16.5%.

On June 30, 2005 the Company transferred the land use right associated with Phase I valued at RMB2,929,686 (equivalent to $353,976 at date of transfer) less accumulated amortization of RMB459,142 (equivalent to $55,475 at date of transfer) from the land use right account and reclassified the net amount to investment in real estate ventures, with no further amortization of the land use right to be taken.

On December 31, 2007, the Company received cash from Dasheng Garden Development of RMB7,000,000 (equivalent to US$1,020,542), which was accounted for as a reduction of the investment in real estate investment (return of capital).

(ii) Changlin Real Estate Development project

On May 31, 2008, the Company contributed RMB35m (equivalent to US$5,102,710) to set up a joint venture of Changlin Real Estate Development Co., Ltd. The joint venture intends to develop residential real estate in an old manufacturing site in Lanzhou within 2 years. The Company's share of the joint venture project is 17.5%.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

		Balance as of
	June 30, 2008		June 30, 2007
Buildings and improvements	$1,594,550		$1,436,833
Machinery and equipments	1,278,136		1,125,183
Transportation equipments	258,194		232,656
Office equipments	62,729		56,525
Sub-total	3,193,609		2,851,197
Less: Accumulated Depreciation	(1,574,780)		(1,120,758)

Total	$1,618,829		$1,730,439

Depreciation expense for the years ended June 30, 2008 and 2007 was $491,401 and $378,833, respectively.

Note 7.   LAND USE RIGHTS

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. Instead, the government grants the user a “Land use right” (the “Right”) to use the land.

On August 17, 2006, Elemiss entered into an agreement with and obtained a certificate of a land use right from the Chinese government, whereby Elemiss acquired for RMB 703,200 (equivalent to $88,247 at date of acquisition) the right to use certain land until August 16, 2056. The purchase price is being amortized over the term of the right, which is 50 years.

Net land use right at June 30, 2008 and 2007 were as follows:

		Balance as of
	June 30, 2008		June 30, 2007
Land use right	$1,883,298		$1,819,380
Less: Accumulated amortization	(351,743)		(373,321)

Total	$1,531,555		$1,446,059

Amortization expense for the years ended June 30, 2008 and 2007 was $70,510 and $65,296, respectively. Amortization expense for the next five years is approximately $70,510 per year.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 8.  PATENT AND PURCHASED FORMULAE

At June 30, 2008 and 2007, patent and purchased formulae at cost, less accumulated amortization consisted of the following:

		Balance as of
	June 30, 2008		June 30, 2007
Patent & purchased formulae	$-		$403,171
Less: Accumulated amortization	-		(338,717)

Total	$-		$64,454

Amortization expense for the years ended June 30, 2008 and 2007 was $64,454 and $74,756, respectively.

Note 9.  NOTES RECEIVABLE

As of June 30, 2008 and 2007,  the Company had notes receivable due from Weiye Forestry Ecosystem and Development Co., Ltd (“Weiye Forestry”).  On May 24, 2007, the Company sold its forestry development rights at RMB10, 439,340 (equivalent to US$ 1,364,174  at date of signing) to Weiye Forestry for 5 installments from 5/23/2008 to 5/23/2012.  According to this agreement, the Company would collect RMB2,000,000 annually , with the remaining RMB439,340 collected at the last year.  Weiye Forestry was a related party at the time the transaction occurred. The CEO of one of the Company’s affiliates was the owner of Weiye. During the year ended June 30, 2008, this person was no longer an CEO of the affiliated company. As a result, Weiye is no longer a related party.

As this sale of forestry development right payment term is five years and there is no specified interest rate, the Company used discounted rate of 8.5%, which approximate  five year China bank loan rate, to calculate present value of the future payments.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 10.  PREPAYMENTS

As of June 30, 2008 and 2007, long-term prepayments consisted of the followings:

		Balance as of
	June 30, 2008		June 30, 2007
Consultings fees	$538,850		$
Prepaid rent expense	406,394			537,638
Advertisement	200,464
Other	4,374

Total	$1,150,082			$537,638

As of June 30, 2008 and 2007, prepayments and other current assets consisted of the followings:

		Balance as of
	June 30, 2008		June 30, 2007
Receivable from real estate investment	$-		$919,601
Prepayments for raw materials	-		457,325
Other receivables	35,675		511,029

Total	$35,675		$1,887,955

Note 11.  ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2008 and 2007, accrued expenses and other payables consisted of the following:

		Balance as of
	June 30, 2008		June 30, 2007
Accrued expenses	$477,512		$513,837
Customer deposits	-		349,286
Other payables and accruals	331,951		469,241
Staff & workers' welfare and bonus fund	-		211,764

Total	$809,463		$1,544,128

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 12.  LONG-TERM PAYABLE-LAND USE RIGHTS

In April 2001, Lüshen obtained a land use right from the Chinese government, for RMB10,008,364 (equivalent to $1,200,381 at the date of acquisition). The term of the lang use right is through  May 18, 2031. The purchase price is being amortized over the term of the right. The payment of the original purchase price was deferred and due on or before June 24, 2011 (See Note 7). The long-term payable bears no interest.

NOTE 13 – INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China concerning foreign invested companies, which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

Substantially all of the Company’s taxable income and related tax expense are from PRC sources. Dasheng, Lüshen and Elemiss file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). In accordance with the relevant income tax laws, the profits of the Company derived from agribusiness are fully exempted from income taxes and the profits of the Company derived from real estate investment are subject to income taxes. As of June 30, 2008 and 2007, the Company derived all of its revenues and profits from its agriculture business.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%.  However, tax concession granted to eligible companies prior to the new CIT laws will be grand fathered in.

The Company has been formally approved by the local tax bureau for the favorable tax benefit enjoyed by the foreign invested company, which allows two-year tax exemption from income tax from January 1, 2007 through December 31, 2008, and  three-year 50% tax reduction from January 1, 2009 to December 31, 2011.   As a result of this tax reduction benefit, the Company is still subject to income tax exemption for the year ended June 30, 2008.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 14.  FOREIGN OPERATION

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

(ii) Profit Appropriation & Statutory Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) Allocations to any discretionary surplus reserve, if approved by stockholders.

The statutory reserves represent restricted retained earnings and is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

As of June 30, 2008 and 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve of $1,837, 187 and $1,049,826 respectively.

Note 15. COMMITMENTS AND CONTINGENCIES

As at June 30, 2008 and 2007, there were no contingencies for the Company.

Note 16.  CONCENTRATIONS AND CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2008 and 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 4, 2008, China Dasheng Biotechnology Company, formerly named Max Nutrition, Inc. dismissed its independent registered public accounting firm, Li & Company, PC (“Li”). The reports of Li on the financial statements of the Registrant as of October 31, 2007 and for the fiscal year ended October 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

The decision to change the independent registered public accounting firm was recommended and approved by the sole member of the board. During the Company’s most recent fiscal year and the subsequent periods through August 4, 2008, there were no disagreements with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference thereto in its reports on the financial statements for such years. None of the reportable events described under Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K occurred within the period from January 29, 2008 through August 4, 2008, the date of Li’s dismissal.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies may deteriorate.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of June 30, 2008.
Management’s Report

Management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2008.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified some material weaknesses in our internal control over financial reporting. We lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Based on this evaluation, management concluded that the Company should engage an independent expert in relation to this issue in fiscal year 2009.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees and Advisors

The following is a summary of the business experience of our officers and director:

Qi Jinjun, Chairman and CEO, aged 41, is an entrepreneur with nearly 20 years of experience in agrotech research and agribusiness management.  Mr.Qi started his career as a technician at the Agrotech Extension Station in Pengyuan County, Gansu Province in 1988. In 1994, he founded Gansu Xingshun Trade Co., Ltd., which four years later acquired the then state-owned Lanzhou Anning Food Factory to form the predecessor of the Company. Mr. Qi was instrumental in the development and commercialization of the Company’s key products, AM/HM-based biological bacterial blends and Bulgarian lactobacillus live stock feed additive. He is the author of 18 papers on agricultural technologies. Among his other engagements, Mr. Qi is a Vice Chairman of the Gansu Chapter of the All China Youth Federation, a deputy to the Gansu Provincial People’s Political Consultative Conference, a Vice Chairman of the Gansu Private Technological Enterprises Association. Mr. Qi has a bachelor’s degree in Agricultural Sciences from Gansu Agricultural University, and a master’s degree in management from Lanzhou University. He is currently pursuing a joint EMBA degree by Tsinghua University in Beijing, China, and the Australian National University in Canberra, Australia.

Gao Jingbo  has served as Vice President in charge of investor relations since March 2008.  Prior to joining the Company, Mr. Gao served as general manager of American Golden Bridge Group, a consulting company which assisted China-based companies in accessing US capital markets from 2006 to 2007. Mr. Gao received his Master's degree in communication and information management from NJIT, New Jersey in 1999.

    The following is a summary of the business experience of the officers of Gansu Biology Science and Technology Stock Co., Ltd ("GSDS"), our wholly owned subsidiary:

Zhang Sidong has been employed since April 2004, as CEO of the Company. Mr. Zhang is responsible for GSDS’s  product manufacture operations. Prior to working with the company, Mr. Zhang has been engaged as the general manager of Lanzhou Yuyuan Nano Material Co., Ltd. His responsibilities included oversight of day to day operations from 2001 to 2003. Mr. Zhang has obtained a Bachelor's degree  in Finance from Lanzhou University in 1991.

Shao Yongyao has been employed as Vice President in charge of market development as of September 2001. Prior to joing GSDS, Mr Shao has served as sales manager for Gansu Mechanical Company. Mr. Shao was awarded a Bachelor's degree from Lanzhou Polytechnic University in 1987. In 2003, Mr. Shao was awarded a Master's of Business degree at New Zealand University.

Yang Zhongren has been employed as Vice President of Finance since July 2008. Prior to joining GSDS, Mr. Yang served on the senior management level of a number of both private-owned and state-owned enterprises, including Beijing Xilan Company, Gansu Xilan Zhuhai Real Estate, and Ministry of Gansu Qingyang Construction. In 1988, Mr. Yang obtained a Bachelor's degree from Xi’an University of Architecture and Technology.

Wang Hongsheng has been employed by GSDS since 2006 in vaious finance related positions. Since April 2008, Mr. Wang has served as the CFO of GSDS. Mr. Wang obtained his Bachelor degree from Lanzhou University in 1999, and pass the CPA test thereafter. Prior to working for the company, Mr. Wang has been worked as the head of financial department at Lanzhou Wanzhong Communication Company from 2001 to 2006.

Pu Xu has served as the Chief Scientist of GSDS since 2001. He also serves as a professor and doctoral advisor of the Life Science Institution at Lanzhou University. Mr. Pu was awarded a Master's degree from the China Agricultural University in 1979. Mr. Pu has also been awarded Gansu provincial and Lanzhou City Science Progress Award due to his development of the AM/HM bacteria additives.

Board Structure and Composition; Committees

Our board of directors currently consists of only Mr. Qi. We currently do not maintain any committees.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees.

ITEM 10. EXECUTIVE COMPENSATION

Board Compensation

As of the date of this report, Mr. JinJun Qi is the sole member of our board of directors. Mr. Qi does not receive compensation for this role.

Executive Compensation

The table below lists the compensation received by Mr. Qi, the Company’s sole executive officer, and the principal executive officer of Gansu Biology Science and Technology Stock Co., Ltd. for the periods indicated. No other officer has received compensation in excess of $100,000 for these years.

gm		Annual Compensation
Name and Principal Position	Year	Salary(USD)	Bonus	Other Annual Compensation
Jinjun Qi, Chief Executive Officer	2008	$4,000	—	—
	2007	$4,000	—	—

Equity Compensation Plans and Awards

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of January 29, 2008 by (i) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock; (iv) all Directors and Officers as a group; and all persons receiving shares in connection with the Closing.

	Number of	Percentage of
Name and Address (1)	Shares	Class

Jinjun Qi	11,520,000	38.40%
Dasheng Trading Co. Ltd. (2)	6,504,000	21.68%
Zhang Leshan	3,000,000	10.00%
Warner Technology & Investment Corp. 18 Kimberly Court East Hanover, NJ 07936	400,000	1.33%
Xiaojin Wang	1,200,000	4.00%
All officers and directors as a group (1) one person. (2)	18,024,000	60.08%

(1)	Unless otherwise indicated, the address of all shareholders is c/o GDBS, Bldg B, 17th Floor, Century Plaza, Qingyang Rd., Lanzhou, Dansu Province, PRC.
(2)	c/o American Union Securities 100 Wall St. 15th Floor New York, NY 10005.

There are no family relationships among the former shareholders of ASPI, except that Dr. Huakang Zhou is the chairman of the board and a majority shareholder of Warner Technology & Investment Corp. Xiaojin Wang is the wife of Dr. Huakang Zhou.

These shares were issued in reliance on the exemption afforded by section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. Each of the recipients of stock has executed a letter evidencing his investment intent. The share certificates will bear an appropriate restrictive legend and stop transfer instructions will be maintained with the Company’s transfer agent.

After the Closing the Company has 30,000,000 shares of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(i) Operating lease from a related party

On December 1, 2006, Lüshen entered into a non-cancellable operating lease for its manufacturing facility in Hainan Province from Dasheng Industries Co., Ltd., an affiliate of the Company, expiring November 30, 2026. Lüshen prepaid the total lease obligation of RMB3.0 million (equivalent to $437,375 and $394,115 at June 30, 2008 and 2007 respectively) upon signing the lease, which approximates the present fair market value of the lease.

(ii) Due from related parties

		Balance as of
	June 30, 2008		June 30, 2007
Shareholders/officers	$1,580,820		$1,757,325

Total	$1,580,820		$1,757,325

The advances to shareholders/officers bear no interest and have no formal repayment terms. However, the company expects to collect the outstanding balance within one year.

ITEM 13. EXHIBITS

Number	Exhibit	Location
3.1	Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form SB-2 filed March 15, 2007

3.2	Amended Certificate of Incorporation	Filed within

3.3	Bylaws	Incorporated by reference as Exhibit 3.2 to Form SB-2 filed March 15, 2007

10.1	Agreement and Plan of Reorganization, dated as of January 29, 2008, by and among the Company, Nicholas Stone and American Spring Pharmaceutical, Inc.,	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 30, 2008

14.1	Code of Ethics	Filed within

16.1	Letter dated August 7, 2008 from Li & Company to the United States Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 to Form 8-K filed on August 7, 2008

21.1	List of subsidiaries	Filed within

31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).	Filed within

32.1	Certification of CEO and CFO pursuant to Section 1350.	Filed within

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 4, 2008, the Company dismissed its independent registered public accounting firm, Li & Company, PC (“Li”). The reports of Li on the financial statements of the Company as of October 31, 2007 and for the fiscal year ended October 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern. The decision to change the independent registered public accounting firm was recommended and approved by the sole member of the Company’s board. During the Company’s most recent fiscal year and the subsequent periods through August 4, 2008, there were no disagreements with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference thereto in its reports on the financial statements for such years. None of the reportable events described under Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K occurred within the period from January 29, 2008 through August 4, 2008, the date of Li’s dismissal.

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended June 30, 2008 and 2007. All of the audit fees were approved by the board of directors acting as the company's audit committee.

Audit Fees

The aggregate fees billed for professional services rendered Malone & Bailey, PC for the audit of our annual financial statements and review of financial statements for the fiscal year ended June 30, 2008 was  $75,000.

Audit-Related Fees

Malone & Bailey, PC did not render any audit-related services to us for the fiscal year ended June 30, 2008. Li & Company, did not render any audit-related services to us for the fiscal year ended June 30, 2007.

Tax Fees

Malone & Bailey, PC did not render any tax services to us for the fiscal year ended June 30, 2008. Li & Company, PC did not render any tax services to us for the fiscal year ended June 30, 2007.

All Other Fees

Malone & Bailey, PC did not render any other services to us for the fiscal year ended June 30, 2008. Li & Company, PC did not render any other services to us for the fiscal year ended June 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2008.

CHINA DASHENG BIOTECHNOLOGY COMPANY

By:	/s/ Jinjun Qi
Mr. Jinjun Qi
Chairman of the Board and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer )

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 14, 2008.

By:	/s/ JinJun Qi
JinJun Qi
Chairman of the Board and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer )