Form 10-K/A
period 2008-06-30
China Dasheng Biotechnology CO
filed 2008-10-24
CIK 1393067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to FORM 10-K

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
October 24, 2008

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

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 11, 2008

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash & cash equivalents	$ 1,561,403	$ 1,316,569
Accounts receivable,net of allowance for doubtful accounts of	3,244,476	3,180,325
of $16,303 and $243,398 respectively
Inventories	561,883	833,436
Advances to supplier	1,486,379	198,515
Due from related parties	1,580,820	1,757,325
Prepayments and other current assets	35,675	1,887,955
Total Current Assets	8,470,636	9,174,125

Investment in Real Estate ventures	6,483,437	1,244,160

Property, plant and equipment,net of accumulated depreciation	1,618,829	1,730,439

Land use rights, net	1,531,555	1,446,059
Notes Receivable	998,502	1,194,126
Long-term prepayments	1,150,082	537,638
Other assets	-	64,454

Total Assets	20,253,041	15,391,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	725,680	953,033
Accrued expenses and other payables	809,463	1,544,128
Total Current Liabilities	1,535,143	2,497,161

Long-term payable-land use right	1,459,137	1,314,814

Long-term debt,net of current maturities	-	1,103,521

Minority Interest	1,564,957	1,342,504

Stockholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
- 0 - shares issued and outstanding at June 30, 2008 and 2007	-	-
Common stock, $0.001 and $0.1208 par value, 74,000,000 and 32,080,000 shares authorized,
30,000,000 and 32,080,000 shares issued and outstanding at June 30, 2008 and 2007 respectively	30,000	3,876,035
Additional paid-in-capital	3,846,035	177,487
Statutory surplus reserve and common welfare fund	1,837,187	1,049,826
Retained earnings	8,009,800	3,371,464
Accumulated other comprehensive income	1,970,782	658,189
Total Stockholders' Equity	15,693,804	9,133,001

Total Liabilities and Stockholders' Equity	$ 20,253,041	$ 15,391,001

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Net Sales	$ 16,294,163	$ 9,961,792

Cost of Sales	(8,790,328)	(5,832,260)

Gross Profit	7,503,835	4,129,532

Operating Expenses
Selling and general and administrative expenses	2,202,437	1,402,062
Other operating expenses (income)	226,426	(22,952)
Total Operating Expenses	2,428,863	1,379,110

Income from operations	5,074,972	2,750,422

Other Income and Expenses
Interest income	158,600	-
Interest expenses	(41,760)	(92,670)
Total other income (expense)	116,840	(92,670)

Income Before Income Taxes and Minority Interest	5,191,812	2,657,752

Provision for Income Taxes	-	-

Minority Interest	(553,476)	(666,217)

Net Income	$ 4,638,336	$ 1,991,535

Other Comprehensive Income
Foreign Currency translation adjustment	1,312,593	445,934

Comprehensive Income	$ 5,950,929	$ 2,437,469

Net income per share - basic and diluted
Basic	$ 0.15	$ 0.06
Diluted	$ 0.15	$ 0.06

Weighted average share outstanding - basic and diluted
	30,000,000	32,080,000
	30,000,000	32,080,000

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Stock			Common Stock		Additional	Statutory		Accumulated Other	Total
	par value $0.001			par value $0.001 (previsously $0.1208)		Paid-in	Surplus reserve &	Retained	Comprehensive	Shareholders'
	Shares		Amount	Shares	Amount	Capital	Common welfare fund	Earnings	Income	Equity

Balance at JUNE 30, 2005	-		$ -	32,080,000	$ 3,876,035	$ 177,487	$ 225,672	$ 854,358	$ -	$ 5,133,552

Net Income	-		-	-	-	-	-	1,499,832	-	1,499,832
										-
Other Comprehensive income:										-
Foreign currency translation adjustment	-		-	-	-	-	-	-	212,255	212,255

Appropriation to statutory reserves	-		-	-	-	-	259,698	(259,698)	-	-
Appropriation to employee welfare funds								(150,107)	-	(150,107)
	-	-
Balance at JUNE 30, 2006	-		$ -	32,080,000	$ 3,876,035	$ 177,487	$ 485,370	$ 1,944,385	$ 212,255	$ 6,695,532

Net Income	-		-	-	-	-	-	1,991,535	-	1,991,535
										-
Other Comprehensive income:										-
Foreign currency translation adjustment	-		-	-	-	-	-	-	445,934	445,934
										-
Appropriation to statutory reserves	-		-	-	-	-	564,456	(564,456)	-	-

Balance at JUNE 30, 2007	-		$ -	32,080,000	$ 3,876,035	$ 177,487	$ 1,049,826	$ 3,371,464	$ 658,189	$ 9,133,001

										-

Exchange of GDBS's capital for ASPI	-		-	(32,080,000)	(3,876,035)	-	-	-	-	(3,876,035)

Issuance of ASPI common stock to investors upon reverse merger				30,000,000	30,000	3,668,548	-	-	-	3,698,548

Net Income	-		-	-	-	-	-	4,638,336	-	4,638,336

Other Comprehensive income:										-
Foreign currency translation adjustment	-		-	-	-	-	-	-	1,312,593	1,312,593

Appropriation to statutory reserves	-		-	-	-	-	787,361	-	-	787,361

Balance at JUNE 30, 2008	0		$ -	30,000,000	$ 30,000	$ 3,846,035	$ 1,837,187	$ 8,009,800	$ 1,970,782	$ 15,693,804

See accompanying notes to the Consolidated Financial Statements.

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Cash Flows From Operating Activities:
Net income	$ 4,638,336	$ 1,991,534
Adjustments to reconcile net income to net cash
provided by operating activities:

Bad debt expenses	62,869	-
Depreciation and amortiztion	626,365	522,134
Minority interest in net income of consoldiated subsidiaries	553,476	666,217

Changes in operating assets and liabilities:
Accounts receivable	(125,020)	(438,356)
Inventories	271,554	436,803
Advance to suppliers	(1,287,864)	-
Prepayments and other current assets	320,234	(1,509,370)
Accounts payable	(227,353)	(120,500)
Accrued expenses and other current liabilities	(734,665)	(1,155,607)

Cash provided by operating activities	4,097,932	392,855

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(30,683)	(59,411)
Investment in real-estate projects	(5,102,710)	-
Cash dividend received from an real estate investment	1,020,542	-
Cash received from note receivable	195,624	(92,380)

Cash used in investing activities	(3,917,227)	(151,791)

Cash Flows From Financing Activities:
Repayment of loans payable	(1,103,521)	(262,743)
Proceeds from long-term debt	-	446,663
Repayment of long-term debt	-	(601,682)
Amounts received from (paid to) related parties	176,505	(576,413)

Cash used in financing activities	(927,016)	(994,175)

Effect of exchange rate changes on cash and cash equivalents	991,145	167,865

Increase (decrease) in cash and cash equivalents	244,834	(585,246)

Cash and Cash Equivalents - Beginning of the year	1,316,569	1,901,815

Cash and Cash Equivalents - Ending of the year	$ 1,561,403	$ 1,316,569

Supplemental disclosures of cash flow information:

Interest paid	$ 41,760	$ 92,670
Income Taxes paid	$ -	$ -

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

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

·   acquisition costs will generally be expensed as incurred;

·   noncontrolling interests will be valued at fair value at the date of acquisition; and

·   liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.   The Company will adopt SFAS No. 141(R) on January 1, 2009, and the Company has not yet determined the impact, if any, on its financial statements.

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

Note 3. INVENTORY

The inventory consists of the following:

		Balance as of
	June 30, 2008		June 30, 2007
Raw materials	$ 218,985		$ 592,207
Packing materials	14,461		-
Work-in-process	246,695		32,003
Finished goods	81,742		209,226

Total	$ 561,883		$ 833,436

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

(ii) Due from related parties

Balance as of
	June 30, 2008		June 30, 2007
Shareholders/officers	$ 1,580,820		$ 1,757,325

Total	$ 1,580,820		$ 1,757,325

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

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

		Balance as of
	June 30, 2008		June 30, 2007
Buildings and improvements	$ 1,594,550		$ 1,436,833
Machinery and equipments	1,278,136		1,125,183
Transportation equipments	258,194		232,656
Office equipments	62,729		56,525
Sub-total	3,193,609		2,851,197
Less: Accumulated Depreciation	(1,574,780)		(1,120,758)

Total	$ 1,618,829		$ 1,730,439

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

Net land use right at June 30, 2008 and 2007 were as follows:

Balance as of
	June 30, 2008		June 30, 2007
Land use right	$ 1,883,298		$ 1,819,380
Less: Accumulated amortization	(351,743)		(373,321)

Total	$ 1,531,555		$ 1,446,059

Amortization expense for the years ended June 30, 2008 and 2007 was $70,510 and $65,296, respectively. Amortization expense for the next five years is approximately $70,510 per year.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 8.  PATENT AND PURCHASED FORMULAE

At June 30, 2008 and 2007, patent and purchased formulae at cost, less accumulated amortization consisted of the following:

Balance as of
	June 30, 2008		June 30, 2007
Patent & purchased formulae	$ -		$ 403,171
Less: Accumulated amortization	-		(338,717)

Total	$ -		$ 64,454

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

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 10.  PREPAYMENTS

As of June 30, 2008 and 2007, long-term prepayments consisted of the followings:

		Balance as of
	June 30, 2008		June 30, 2007
Consultings fees	$ 538,850		$
Prepaid rent expense	406,394		537,638
Advertisement	200,464
Other	4,374

Total	$ 1,150,082		$ 537,638

As of June 30, 2008 and 2007, prepayments and other current assets consisted of the followings:

		Balance as of
	June 30, 2008		June 30, 2007
Receivable from real estate investment	$ -		$ 919,601
Prepayments for raw materials	-		457,325
Other receivables	35,675		511,029

Total	$ 35,675		$ 1,887,955

Note 11.  ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2008 and 2007, accrued expenses and other payables consisted of the following:

		Balance as of
	June 30, 2008		June 30, 2007
Accrued expenses	$ 477,512		$ 513,837
Customer deposits	-		349,286
Other payables and accruals	331,951		469,241
Staff & workers' welfare and bonus fund	-		211,764

Total	$ 809,463		$ 1,544,128

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

Gao Jingbo, has served as Vice President and in charge of investor relations since March 2008.  Prior to joining the Company, Mr. Gao served as general manager of Golden Bridge Group, a consulting and strategy company which assisting China-based companies in accessing U.S. capital markets and Mr. Gao worked at CIBC and Citigroup for more than 3 years as Assistant Vice President.  Mr. Gao received his Master's degree in management information science from NJIT, New Jersey in 1999.

    The following is a summary of the business experience of the officers of Gansu Biology Science and Technology Stock Co., Ltd ("GSDS"), our wholly owned subsidiary:

Zhang Sidong has been employed since April 2004, as CEO of GSDS. Mr. Zhang is responsible for GSDS’s  product manufacture operations. Prior to working with the company, Mr. Zhang has been engaged as the general manager of Lanzhou Yuyuan Nano Material Co., Ltd. His responsibilities included oversight of day to day operations from 2001 to 2003. Mr. Zhang has obtained a Bachelor's degree  in Finance from Lanzhou University in 1991.

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

gm		Annual Compensation
Name and Principal Position	Year	Salary(USD)	Bonus	Other Annual Compensation
Jinjun Qi, Chief Executive Officer	2008	$28,000	—	—
	2007	$28,000	—	—

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

(ii) Due from related parties

Balance as of
	June 30, 2008		June 30, 2007
Shareholders/officers	$ 1,580,820		$ 1,757,325

Total	$ 1,580,820		$ 1,757,325

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

Audit Fees

The aggregate fees billed for professional services rendered by Malone & Bailey, PC for the audit of our annual financial statements and review of financial statements for the fiscal year ended June 30, 2008 was  $80,000.
The aggregate fees billed for professional services rendered by Li & Company for the audit of our annual financial statements  and review of financial statements for the fiscal years ended June 30, 2007 was $88,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2008.

CHINA DASHENG BIOTECHNOLOGY COMPANY

By:	/s/ Jinjun Qi
Mr. Jinjun Qi
Chairman of the Board and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer )

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 24, 2008.

/s/ JinJun Qi	Chairman of the Board and Chief Executive Officer and Chief Financial Officer
JinJun Qi	(Principal Executive Officer and Principal Financial and Accounting Officer )