Form 10-Q
period 2008-09-30
China Dasheng Biotechnology CO
filed 2008-11-14
CIK 1393067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of November 14, 2008, 30,000,000 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 6. Exhibitions	14

Signatures	15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 and JUNE 30, 2008
(in US DOLLARS)

	30-Sep-08	30-Jun-08
	(UNAUDITED)
ASSETS
Current assets:
Cash & cash equivalents	$2,381,735	$1,561,403
Accounts receivable, net of allowance for doubtful	5,113,965	3,244,476
accounts of $16,470 and $16,303, respectively
Inventory	435,538	561,883
Advances to suppliers	859,784	1,486,379
Due from related parties	1,596,931	1,580,820
Prepayments and other current assets	22,153	35,675

Total current assets	10,410,106	8,470,636

Investment in Real Estate Ventures	6,549,514	6,483,437

Property, plant and equipment, net of accumulated depreciation	1,551,703	1,618,829

Other Assets
Land use right, net of accumulated amortization	1,519,575	1,531,555
Notes receivable	1,030,225	998,502
Long-term prepayments	1,508,146	1,150,082

Total other assets	4,057,946	3,680,139

Total Assets	$22,569,269	$20,253,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$854,144	$725,680
Accrued expenses and other payables	806,155	809,463
Payable to related parties	321,088	-

Total current liabilities	1,981,387	1,535,143

Long-term payable - land use right	1,474,008	1,459,137

Minority Interest	1,986,483	1,564,957

Stockholders' Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
- 0 - shares issued and outstanding at September 30, 2008 and June 30, 2008	-	-
Common stock, $0.001 and $0.1208 par value, 74,000,000 and 74,000,000 shares authorized, 30,000,000 and 30,000,000 shares issued and outstanding at
September 30, 2008 and June 30, 2008, respectively	30,000	30,000
Additional paid-in-capital	3,846,035	3,846,035
Statutory surplus reserve and common welfare fund	1,837,187	1,837,187
Retained earnings	9,338,072	8,009,800
Accumulated other comprehensive income	2,076,097	1,970,782

Total stockholders' equity	17,127,391	15,693,804

Total Liabilities and Stockholders' Equity	$22,569,269	$20,253,041

See accompanying notes to the Consolidated Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in US DOLLARS)

	For the three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net Sales	$5,107,515	$3,006,437

Cost of Sales	(2,666,604)	(1,811,755)

Gross profit	2,440,911	1,194,682

Operating Expenses:
Selling expenses	350,927	150,077
Genernal and administration expense	454,915	199,670

Total operating expenses	805,842	349,747

Income from Operations	1,635,069	844,935

Other Income and Expenses:
Interest income (expenses)	26,237	(22,383)
Other income	2,925	4,546
Other expenses	(4,923)	-

Total other income and (expense)	24,239	(17,837)

Income before income taxes and minority interest	1,659,308	827,098

Minority Interest	(331,036)	(171,243)

Net income	$1,328,272	$655,855

Other Comprehensive Income:
Foreign currency translation adjustment	97,236	175,384

Comprehensive income	$1,425,508	$831,239

Basic and Diluted Income per common share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Weighted average common share outstanding
Basic	30,000,000	32,080,000
Diluted	30,000,000	32,080,000

See accompanying notes to the Consolidated Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
( in US DOLLARS)

	For the three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$1,328,272	$655,855
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in net income of consoldiated subsidiaries	331,036	171,243
Interest income from real estate project	(21,396)	-
Bad debt expense	(167)	-
Depreciation expense	67,126	74,897
Amortization expense	11,980	36,600

Changes in operating assets and liabilities:
Accounts receivable	(1,869,320)	(1,200,754)
Inventory	(43,794)	228,764
Advance to suppliers	626,595
Prepayments and other current assets	(344,543)	(103,480)
Accounts payable	298,603	695,756
Accrued expenses and other current liabilities	(3,308)	(1,217,448)

Cash provided (used) by operating activities	381,084	(658,567)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	-	(21,198)

Cash used in investing activities	-	(21,198)

Cash Flows From Financing Activities:
Repayment of loans payable	321,088	-
Advances received from related parties	-	1,816,110

Cash provided by financing activities	321,088	1,816,110

Effect of currency exchange rate on cash and cash equivalents	118,160	27,884

Increase in cash and cash equivalents	820,332	1,164,229

Cash and Cash Equivalents - Beginning of the year	1,561,403	1,316,569

Cash and Cash Equivalents - Ending of the year	$2,381,735	$2,480,798

Supplemental disclosures of cash flow information:
Interest paid	$41,760	$22,383
Income Taxes paid	-	-

See accompanying notes to the Consolidated Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008
(Unaudited)
NOTE 1 – ORGANIZATION AND OPERATIONS

                      China Dasheng Biotechnology Company (“Dasheng” or the “Company”) was incorporated in the state of Nevada on January 12, 2007, under the original name of Max Nutrition Inc, as a holding vehicle for selling the nutritional supplements.

                      On January 29, 2008, Pursuant to an Agreement and Plan of Reorganization, American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”) purchased an aggregate of 7,700,000 shares of the 10,000,000 issued and outstanding shares of Max Nutrition common stock for $183,000 and ASPI’s transfer of 100% of the issued and outstanding shares of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”) to Max Nutrition in exchange for 20,000,000 shares of the common stock of Max Nutrition. Upon completion of the transaction, ASPI distributed 27,700,000 shares of Max Nutrition common stock it received from Max Nutrition and the Max Nutrition’ previous principal stockholder to Dasheng’s shareholders, pro rata. At the effective time of the merger, the total number of shares of Max Nutrition acquired and number of shares of Max Nutrition Common Stock issued to the shareholders of Dasheng pursuant to the agreement, represented approximately 92.33% of the outstanding shares of Max Nutrition’s common stock after giving effect to Max Nutrition’s acquisition of Dasheng. As a result of the ownership interests of the former shareholders of Dasheng, for financial statement reporting purposes, the merger between the Company and Dasheng has been treated as a reverse acquisition with Dasheng deemed as the accounting acquirer and the Max Nutrition deemed the accounting acquire in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed as a recapitalization of Dasheng and the net assets of Dasheng (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their historical carrying value before the combination. The assets and liabilities of Dasheng are recorded at historical cost.

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

                     On March 6, 2008, the Company changed its name to China Dasheng Biotechnology Company.

                    The Company derived its revenues from the sale of products in the biological products and agents market. All revenues generated are from sales to customers in China. The Company has two majority-owned subsidiaries in China. It has 80% interest in Hainan Lüshen Biology Technology Co., Ltd. (“Lüshen”) located in HaiKou, Hainan Province, China. Lüshen engages in developing, manufacturing and marketing artificial microorganisms (“AM”), high-efficiency microorganism (“HM”) based biological bacterium blends, and biological preservatives. The Company also has a 60% interest in

                    Yangling Elemiss Foods Co., Ltd.  (“Elemiss”) located in City of Yangling, Shaanxi Province, China. Elemiss engages in developing, manufacturing and marketing artificial microorganism (“AM”) based biological bacterium blends, and Bulgarian lactobacillus live stock feed additives.

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 (Continued)
(Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Statements

                     The accompanying unaudited interim financial statements of China DaSheng Biotechnology Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Amendment No. 1 to Annual Report filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-K/A have been omitted.

Basis of presentation and consolidation

The consolidated financial statements include the financial statements of DaSheng, and its wholly owned subsidiary, and its majority-owned subsidiaries, Lüshen and Elemiss. All significant inter-company transactions and balances among the Company and its subsidiary are eliminated upon consolidation.

Reclassifications

                    Certain previously reported amounts have been reclassified to conform to classifications adopted in the period ended September 30, 2008.

Accounts receivable

Accounts receivables consist primarily of receivables resulting from sales of products. The Company establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected.  Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers. The allowance for uncollectible amounts as of September 30, 2008 and June 30, 2008 was $16,470 and $16,303, respectively.

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

 CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 (Continued)
(Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for three months ended September 30, 2008 and 2007.

Income taxes

              The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  There are no deferred tax amounts as at September 30, 2008 and June 30, 2008.

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

Earnings per share

             The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” ("FAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 30,000,000 and 30,000,000 shares of common stock equivalent available in the computation of dilute earnings per share at September 30, 2008 and June 30, 2008 respectively.

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

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 (Continued)
(Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 – INVENTORY

            The inventory consists of the following:

	Balance as of
	September 30,2008	June 30, 2008
Raw materials	$9,108	$218,985
Packing materials	35,209	14,461
Work-in-process	347,206	246,695
Finished goods	44,015	81,742

Total	$435,538	$561,883

            No allowance for inventory was made for as of September 30, 2008 and June 30, 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

           The detail of related party transactions is as follows:

           (i) Office space

           On December 1, 2006, Lüshen entered into a non-cancellable operating lease for its manufacturing facility in Hainan Province from Dasheng Industries Co., Ltd., an affiliate of the Company, expiring November 30, 2026. Lüshen prepaid the total lease obligation of RMB3.0 million (equivalent to $441,833 and $437,375 at September 30, 2008 and June 30, 2008 respectively) upon signing the lease, which approximates the present fair market value of the lease.

           (ii) Due from (+) and to (-) related parties

	Balance as of
	September 30, 2008	June 30, 2008
Receivables from shareholders/officers	$1,596,931	$1,580,820
Payable to shareholder	(321,088)	-
Total	$1,275,843	$1,580,820

          The advances to shareholders/officers bear no interest and have no formal repayment terms.

 CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 (Continued)
(Unaudited)
NOTE 5 – REAL ESTATE

               i) Dasheng Garden Development Project
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

              On June 30, 2005 the Company transferred the land use right associated with Phase I valued at RMB 2,929,686 (equivalent to $353,976 at date of transfer) less accumulated amortization of RMB459,142 (equivalent to $55,475 at date of transfer) from the land use right account and reclassified the net amount to investment in real estate ventures, with no further amortization of the land use right to be taken.

              On December 31, 2007, the Company received cash from Dasheng Garden Development of RMB 7,000,000 (equivalent to US$1,020,542), which was accounted for as a reduction of the investment in real estate investment (return of capital).

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

 CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 (Continued)
(Unaudited)
NOTE 6 - PROPERTY, PLANT ADN EQUIPMENT, NET

          The detail of property, plant and equipment is as follows:

	Balance as of
	September 30,2008	June 30, 2008
Buildings and improvements	$1,610,801	$1,594,550
Machinery and equipments	1,162,135	1,278,136
Transportation equipments	333,251	258,194
Office equipments	104,731	62,729
Sub-total	3,210,918	3,193,609
Less: Accumulated Depreciation	(1,659,215)	(1,574,780)

Total	$1,551,703	$1,618,829

           Depreciation expense for the three months ended September 30, 2008 and 2007 was $67,126 and $74,897, respectively.

CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 (Continued)
(Unaudited)
NOTE 7 - LAND USE RIGHTS

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

          Net land use right at September 30, 2008 and June 30, 2008 were as follows:

	Balance as of
	September 30,2008	June 30, 2008
Land use right	$1,902,492	$1,883,298
Less: Accumulated amortization	(382,917)	(351,743)

Total	$1,519,575	$1,531,555

          Amortization expense for the three months ended September 30, 2008 and 2007 was $11,980 and $36,600, respectively. Amortization expense for the next five years is approximately $70,510 per year.

NOTE 8.  NOTES RECEIVABLE

         As of September 30, 2008 and June 30, 2008, the Company had notes receivable due from Weiye Forestry Ecosystem and Development Co., Ltd (“Weiye Forestry”).  On May 24, 2007, the Company sold its forestry development rights at RMB 10,439,340 (equivalent to US$1,364,174  at date of signing) to Weiye Forestry for 5 installments from 5/23/2008 to 5/23/2012.  According to this agreement, the Company would collect RMB 2,000,000 annually, with the remaining RMB 439,340 collected at the last year.  Weiye Forestry was a related party at the time the transaction occurred. The CEO of one of the Company’s affiliates was the owner of Weiye. During the year ended June 30, 2008, this person was no longer the CEO of the affiliated company. As a result, Weiye is no longer a related party.

         As this sale of forestry development right payment term is five years and there is no specified interest rate, the Company used discounted rate of 8.5%, which approximate five year China bank loan rate, to calculate present value of the future payments.

 NOTE 9.  PREPAYMENTS

          As of September 30, 2008 and June 30, 2008, long-term prepayments consisted of the followings:

	Balance as of
	September 30,2008	June 30, 2008
Consulting Fees	$987,152	$538,850
Land Lease Exp.	344,261	406,394
Rental	-	4,374
Advertisement	176,733	200,464

Total	$1,508,146	$1,150,082

NOTE 10.  ACCRUED EXPENSES AND OTHER PAYABLES

          As of September 30, 2008 and June 30, 2008, accrued expenses and other payables consisted of the followings:

	Balance as of
	September 30,2008	June 30, 2008
Accrued expenses	$476,351	$477,512
Other payables and accruals	329,804	331,951

Total	$806,155	$809,463

NOTE 11.  LONG-TERM PAYABLE-LAND USE RIGHTS

          In April 2001, Lüshen obtained a land use right from the Chinese government, for RMB 10,008,364 (equivalent to $1,200,381 at the date of acquisition). The term of the land use right is through May 18, 2031. The purchase price is being amortized over the term of the right. The payment of the original purchase price was deferred and due on or before June 24, 2011.  The long-term payable bears no interest.

NOTE 12 – INCOME TAXES

         The Company is governed by the Income Tax Law of the People’s Republic of China concerning foreign invested companies, which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

         Substantially all of the Company’s taxable income and related tax expense are from PRC sources. Dasheng, Lüshen and Elemiss file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). In accordance with the relevant income tax laws, the profits of the Company derived from agribusiness are fully exempted from income taxes and the profits of the Company derived from real estate investment are subject to income taxes. As of September 30, 2008 and 2007, the Company derived all of its revenues and profits from its agriculture business.

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

         The Company has been formally approved by the local tax bureau for the favorable tax benefit enjoyed by the foreign invested company, which allows two-year tax exemption from income tax from January 1, 2007 through December 31, 2008, and three-year 50% tax reduction from January 1, 2009 to December 31, 2011. As a result of this tax reduction benefit, the Company is still subject to income tax exemption for the three months ended September 30, 2008.

 CHINA DASHENG BIOTECHNOLOGY COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 (Continued)
(Unaudited)
NOTE 13.  FOREIGN OPERATION

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

        As of September 30, 2008 and June 30, 2008, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve of $1,837,187 and $1,837,187, respectively.

Note 14.  CONCENTRATIONS AND CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2008 and June 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS – Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

         Revenues for the three months ended September 30, 2008 were $5,107,515, compared to $3,006,437 for the same period in 2007. The $2,101,078, or 69.8% increase in revenues was primarily due to an increase in AM/HM livestock feed additive products and bacterial based fertilizer sales volume. For the three months ended September 30, 2008, we sold a total of 1,694.12 and 227.96 tons of AM/HM livestock feed additives and bacterial based fertilizer respectively in comparison to 863.14 and 49.90 tons in the same period in 2007. Overall, we saw a healthy growth in the sales volume of all four of our major product lines.

         The following is a breakdown of revenue by product, by region, and by subsidiary and as a percentage of total revenue:

	Percentage of Q1 2008		Percentage of Q1 2009
Product line
AM/HM™ Crop additives	$1,919,328	63.84%	$2,729,170	53.43%
AM/HM™ Livestock feed additives	$926,669	30.82%	$1,896,619	37.13%
FGW™ Preservatives	$90,991	3.03%	$151,059	2.96%
Bacterial based Fertilizer	$69,449	2.31%	$330,690	6.47%

Total	$3,006,437		$5,107,515

	Revenue	Percentage of Revenue
Region
Northwest	$1,751,895	34.30%
Southwest	$102,252	2.00%
Northern	$464,367	9.09%
Northeast	$152,385	2.98%
Central	$87,690	1.72%
Eastern	$466,680	9.14%
South	$2,082,268	40.77%

	Revenue	Percentage of Revenue
Subsidiaries
Hainan Lüshen	$2,082,268	40.77%
Yangling Elemiss	$1,263,173	24.73%
Gansu Dasheng	$1,762,097	34.50%

                Gross profit for the three months ended September 30, 2008 was $2,440,911, an increase of $1,246,229 or 104.3% compared to the same period in 2007. The increase in gross profit is a direct result of our increase in revenues as we experienced an increase in demand for our products.

Gross Margin
for the quarter ended Sept 30, 2008
Product line
AM/HM™ Crop Additives	48.73%
AM/HM™ Livestock feed Additives	46.19%
FGW™ Preservatives	39.05%
Bacterial based Fertilizer	53.21%

Over all	47.79%

               Operating expenses for the three months ended September 30, 2008 were $805,842 compared to $349,747 in the same period for 2007. This increase of $456,095 or 130.4% is primarily due to the significantly increase Selling and General Administrative expenses. Our selling and general administrative expenses were increased by $200,850 and $255,245 respectively. The cause for the increase is primarily because of the increase of  advertising and sales promotion expense and professional fees. The advertising and sales promotion expense has significantly increased by $130,456 or 330% from the same period of 2007. The professional fee of $212,125 which did not incurred for the same period of 2007 also materially increased our current quarter's operation expenses.

                Net income for the three months ended September 30, 2008 was $1,328,272, an increase of $672,417 or 102.5% compared to the same period in 2007. The increase in net income is due to our higher sales volume which is a result of greater market demand.

                LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had $8,428,719 in working capital, an increase of $1,493,226 since the end of the last fiscal year on June 30, 2008.  The increase was primarily a result of our net income for the quarter.  In addition to $2,381,735 in cash and cash equivalents, the greater portion of our current working capital consists of account receivables of $5,113,965.  We expect that account receivables will be significantly reduced the end of calendar year 2008. In addition, we are owed $1,596,931 by Weiye Forestry Ecosystem and Development Co., Ltd (“Weiye Forestry”).  On May 24, 2007, the Company sold its forestry development rights at RMB10, 439,340 (equivalent to US$ 1,364,174  at date of signing) to Weiye Forestry for 5 installments from 5/23/2008 to 5/23/2012.  According to this agreement, the Company would collect RMB2,000,000 annually.

               Net cash used in operating activities totaled $381,084 for the three months ended September 30, 2008, as compared to cash used by operating activities of $658,567 for the three months ended September 30, 2007. The net cash used in operations was largely due to the increase in account receivable of $1,869,320.

               We had no investing activities for the three month period ended September 30, 2008 as compared to the same period in 2007 when we had $21,198 in purchase of plant and equipment.

               Net cash provided by financing activities was $321,088 for the three months ended September 30, 2008 as compared to $1,816,110 for the same period in 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

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

              None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS

EXHIBIT31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

EXHIBIT32 Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008
China Dasheng Biotechnology Company

	By:	/s/ JiJun Qi
JiJun Qi
Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)