Form 10-Q
period 2008-12-31
China Dasheng Biotechnology CO
filed 2009-02-12
CIK 1393067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

P.O Box 520767
Flushing, 11352, NY
Telephone number: (646) 306-1366
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

Yes ☐                 No ☑

As of February 5, 2009, 30,000,000 shares of common stock, par value $.001 per share, were outstanding.

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and JUNE 30, 2008
(in US DOLLARS)

	31-Dec-08	30-Jun-08
	(UNAUDITED)
ASSETS
Current assets:
Cash & cash equivalents	$7,820,979	$1,561,403
Accounts receivable, net of allowance for doubtful accounts of $22,831 and $16,303, respectively	3,306,404	3,244,476
Inventory	463,356	561,883
Advances to suppliers	88,090	1,486,379
Due from related parties	94,247	1,580,820
Prepayments and other current assets	22,048	35,675

Total current assets	11,795,124	8,470,636

Investment in Real Estate Ventures	6,518,218	6,483,437

Property, plant and equipment, net of accumulated depreciation	1,457,819	1,618,829

Other Assets
Land use right, net of accumulated amortization	1,484,856	1,531,555
Notes receivable	1,046,745	998,502
Long-term prepayments	1,264,562	1,150,082

Total other assets	3,796,163	3,680,139

Total Assets	$23,567,324	$20,253,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$287,287	$725,680
Accrued expenses and other payables	747,279	809,463
Payable to related parties	18,143	-

Total current liabilities	1,052,709	1,535,143

Long-term payable - land use right	1,466,963	1,459,137

Minority Interest	3,159,318	2,282,109

Stockholders' Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
- 0 - shares issued and outstanding at December 31, 2008 and June 30, 2008	-	-
Common stock, $0.001 par value, 74,000,000 and 74,000,000 shares authorized, 30,000,000 and 30,000,000 shares issued and outstanding at
December 31, 2008 and June 30, 2008, respectively	30,000	30,000
Additional paid-in-capital	3,846,035	3,846,035
Statutory surplus reserve and common welfare fund	2,771,281	1,837,187
Retained earnings	10,135,534	8,009,800
Accumulated other comprehensive income	1,105,484	1,253,630

Total stockholders' equity	17,888,334	14,976,652

Total Liabilities and Stockholders' Equity	$23,567,324	$20,253,041

See accompanying notes to the Unaudited Consolidated Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in US DOLLARS)

	For the six months ended December 31,		For the three months ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$10,768,309	$7,715,124	$5,660,793	$4,708,687

Cost of Sales	(5,604,860)	(4,189,838)	(2,938,255)	(2,378,083)

Gross profit	5,163,449	3,525,286	2,722,538	2,330,604

Operating Expenses:
Selling expenses	649,909	400,803	298,982	250,726
General and administration expense	825,167	483,939	370,252	284,269

Total operating expenses	1,475,076	884,742	669,234	534,995

Income from Operations	3,688,373	2,640,544	2,053,304	1,795,609

Other Income and Expenses:
Interest income (expenses)	53,592	(35,031)	27,355	(12,648)
Other income	2,925	-	(0)	-
Other expenses	(5,099)	(59,787)	(175)	(64,333)

Total other income and (expense)	51,418	(94,818)	27,180	(76,981)

Income before income taxes and minority interest	3,739,791	2,545,726	2,080,484	1,718,628

Minority Interest	(679,966)	(391,474)	(348,929)	(220,231)

Net income	$3,059,825	$2,154,252	$1,731,555	$1,498,397

Other Comprehensive Income:
Foreign currency translation adjustment	(148,147)	528,136	(245,382)	352,752

Comprehensive income	$2,911,678	$2,682,388	$1,486,173	$1,851,149

Basic and Diluted Income per common share
Basic	$0.10	$0.07	$0.06	$0.05
Diluted	$0.10	$0.07	$0.06	$0.05

Weighted average common share outstanding
Basic	30,000,000	30,000,000	30,000,000	30,000,000
Diluted	30,000,000	30,000,000	30,000,000	30,000,000

See accompanying notes to the Unaudited Consolidated Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
( in US DOLLARS)

	For the six months ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$3,059,825	$2,154,252
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income of consolidated subsidiaries	679,966	391,474
Interest income from real estate project	-	-
Bad debt expense	6,528	-
Depreciation expense	158,023	167,042
Amortization expense	46,699	74,500
Loss on sale of fixed asset	4,923	-

Changes in operating assets and liabilities:
Accounts receivable	(68,455)	(730,476)
Inventory	(71,612)	379,534
Advance to suppliers	1,398,289	888,430
Prepayments and other current assets	(100,852)
Accounts payable	(268,254)	(172,232)
Accrued expenses and other current liabilities	(62,186)	(1,635,086)

Cash provided (used) by operating activities	4,782,894	1,517,438

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	1,935	(22,431)

Cash used in investing activities	1,935	(22,431)

Cash Flows From Financing Activities:
Repayment of long-term debt	-	(1,151,537)
Amounts received from (paid to) related parties	-	823,740
Collection from related parties	1,513,196	0

Cash provided by financing activities	1,513,196	(327,797)

Effect of currency exchange rate on cash and cash equivalents	(38,449)	124,710

Increase in cash and cash equivalents	6,259,576	1,291,920

Cash and Cash Equivalents - Beginning of the year	1,561,403	1,316,569

Cash and Cash Equivalents - Ending of the year	$7,820,979	$2,608,489

Supplemental disclosures of cash flow information:
Interest paid	$41,760	$-
Income Taxes paid	-	-

See accompanying notes to the Unaudited Consolidated Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Dasheng Biotechnology Company (“Dasheng” or the “Company”) was incorporated in the state of Nevada on January 12, 2007, under the original name of Max Nutrition Inc, as a holding vehicle for selling the nutritional supplements.

On January 29, 2008, Pursuant to an Agreement and Plan of Reorganization, American Spring Pharmaceutical, Inc., a Delaware corporation (“ASPI”) purchased an aggregate of 7,700,000 shares of the 10,000,000 issued and outstanding shares of Max Nutrition common stock for $183,000 and ASPI's transfer of 100% of the issued and outstanding shares of Gansu Dasheng Biology Science and Technology Stock Co., Ltd. (“Dasheng”) to Max Nutrition in exchange for 20,000,000 shares of the common stock of Max Nutrition. Upon completion of the transaction, ASPI distributed 27,700,000 shares of Max Nutrition common stock it received from Max Nutrition and the Max Nutrition' previous principal stockholder to Dasheng's shareholders, pro rata. At the effective time of the merger, the total number of shares of Max Nutrition acquired and number of shares of Max Nutrition Common Stock issued to the shareholders of Dasheng pursuant to the agreement, represented approximately 92.33% of the outstanding shares of Max Nutrition's common stock after giving effect to Max Nutrition's acquisition of Dasheng. As a result of the ownership interests of the former shareholders of Dasheng, for financial statement reporting purposes, the merger between the Company and Dasheng has been treated as a reverse acquisition with Dasheng deemed as the accounting acquirer and the Max Nutrition deemed the accounting acquire in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed as a recapitalization of Dasheng and the net assets of Dasheng (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their historical carrying value before the combination. The assets and liabilities of Dasheng are recorded at historical cost.

Gansu Dasheng Biology Science and Technology Stock Co., Ltd. was incorporated on October 16, 2002, in the City of Lanzhou, Gansu Province, People's Republic of China (“PRC”). Dasheng operates within the biological products and agents market. This space includes organic fertilizers, non-chemical agents, and biological agents based additives.

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

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements of China DaSheng Biotechnology Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Amendment No. 1 to Annual Report filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-K/A have been omitted.

Basis of presentation and consolidation

The consolidated financial statements include the financial statements of DaSheng, and its wholly owned subsidiary, and its majority-owned subsidiaries, Lüshen and Elemiss. All significant inter-company transactions and balances among the Company and its subsidiary are eliminated upon consolidation.

Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in the period ended December 31, 2008.

NOTE 3 – INVENTORY

The inventory consists of the following as of December 31, 2008 and June 30, 2008:

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance as of
	December 31, 2008	June 30, 2008
Raw materials	$23,089	$218,985
Packing materials	41,480	14,461
Work-in-process	314,629	246,695
Finished goods	84,158	81,742

Total	$463,356	$561,883

No allowance for inventory was made as of December 31, 2008 and June 30, 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

The detail of related party transactions is as follows:

(i) Office space

On December 1, 2006, Lüshen entered into a non-cancellable operating lease for its manufacturing facility in Hainan Province from Dasheng Industries Co., Ltd., an affiliate of the Company, expiring November 30, 2026. Lüshen prepaid the total lease obligation of RMB3.0 million (equivalent to $439,722 and $437,375 at December 31, 2008 and June 30, 2008 respectively) upon signing the lease, which approximates the present fair market value of the lease.

(ii) Due from (+) and to (-) related parties

	Balance as of
	December 31, 2008	June 30, 2008
Receivables from shareholders/officers	$94,247	$1,580,820
Payable to shareholder	(18,143)	-

Total	$76,104	$1,580,820

The advances to shareholders/officers bear no interest and have no formal repayment terms.

NOTE 5 – INCOME TAXES

The Company is governed by the Income Tax Law of the People's Republic of China concerning foreign invested companies, which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the Company's taxable income and related tax expense are from PRC sources. Dasheng, Lüshen and Elemiss file separate income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). In accordance with the relevant income tax laws, the profits of the Company derived from agribusiness are fully exempted from income taxes and the profits of the Company derived from real estate investment are subject to income taxes. As of September 30, 2008 and 2007, the Company derived all of its revenues and profits from its agriculture business.

On March 16, 2007, the National People's Congress of China approved the Corporate Income Tax Law of the People's Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%. However, tax concession granted to eligible companies prior to the new CIT laws will be grand fathered in.

The Company has been formally approved by the local tax bureau for the favorable tax benefit enjoyed by the foreign invested company, which allows two-year tax exemption from income tax from January 1, 2007 through December 31, 2008, and three-year 50% tax reduction from January 1, 2009 to December 31, 2011. As a result of this tax reduction benefit, the Company is still subject to income tax exemption for the three months ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – Second Quarter of Fiscal 2008 compared to Second Quarter of Fiscal 2009

RESULTS OF OPERATIONS – Three months ended December 31st, 2008 compared to three months ended December 31st, 2007.

     Revenues for the three months ended December 31st, 2008 were $5,660,793. Compared to $4,708,687 for the same period of year 2007, there was $952,106 or 20.2% increase in revenues. This increase is due to the continuous sales growth of AM/HM Crop additives and FGW Preservatives. Compared to the data in the same period of year 2007, revenue from AM/HM Crop additives was increased 36.5% in 2008 and revenue from FGW Preservatives was increased 70.2% . The revenue from AM/HM Livestock feed additives were slightly down by 7.6%, which might suggest an increased competition in the livestock feed additive market. Overall, we are still able to see the healthy operation and potential market growth for our product line.

The following is a breakdown of revenue by products as a percentage of total revenue:

	Percentage of Q2 2008		Percentage of Q2 2009
Product line
AM/HM Crop additives	$2,552,579.2	54.21%	$3,483,085.9	61.53%
AM/HM Livestock additives	$1,915,964.7	40.69%	$1,768,997.8	31.25%
FGW Preservatives	$ 240,143.1	5.1%	$ 408,709.3	7.22%
Total	$4,708,687	100%	$5,660,793	100%

     Most of the revenues were realized in South region and from Hainan Lushen Subsidiary due to winter season.

     Gross profit for the three months ended December 31st, 2008 was $2,722,538, an increase of $391,934 or 16.8% compared to the same period in year 2007. This increase in gross profit is due to the revenue growth showed above.

     Operating expenses for the three months ended December 31st, 2008 were $669,324. Compared to $534,995 in the same period on year 2007, the operating expenses was increased by $134,329 or 25.1% overall. Within it, we can see the selling expense was increased by $48,256 or 19.2% and general administration expense by $85,983 or 30.2%. The big jump for the general administration expense was due to the increased spending on sales promotion, advertising and professional fees. This also reflects the increased competition in the industry.

     Even facing the increased competition, the net income for the three months ended December 31st, 2008 was $1,731,555, and increase of $233,158 or 15.6% compared to the same period in year 2007. The increase in net income is due to our sales growth and we can see we are able to keep healthy profit margin.

RESULTS OF OPERATIONS – First Two quarters of 2009 Compared to First Two Quarters of 2008

     The Company has one reportable segment that is engaged in manufacturing and marketing certain products that are primarily fertilizer and livestock feed.

     Net Sales increased from $7,715,124 in the first two quarters of fiscal 2008 to $10,768,309 in the first two quarters of fiscal 2009, an increase of $3,053,185 or 39.6%. This is due to an increase in our unit sales. Gross Profit increased from $3,525,286 in the first two quarters of fiscal 2008 to $5,163,449 in the first two quarters of fiscal 2009 an increase of $1,638,163 or 46.5%. The higher revenues and gross profits reflect a greater acceptance of the Company's products. The increase for the general administration expense was due to the increased spending on sales promotion, advertising and professional fees. Net Income increased from $2,154,252 in the first two quarters of Fiscal 2008 to $3,059,825 in the first two quarters of fiscal 2009, an increase of $905,573 or 42.0%.

LIQUIDITY AND CAPITAL RESOURCES

     We continued to strengthen our balance sheet in the second quarter of year 2009. Total assets and stockholders' equity have both increased. Currently, we utilized short-term bank financing to provide operating liquidity needs for our operation and growth. For the long-term, we plans to seek additional equity or debt to increase our plant capacity and company head counts to support the increased operation activities.

     Cash flow from operating activities increased by $3,265,456 compared the six months ended December 31, 2009 to the six months ended December 31, 2008. The increase is due to increase in net income and less advance payment to suppliers.

     Cash flow from financing activities increased by $1,840,993 compared the six months ended December 31, 2009 to the six months ended December 31, 2008. The increase is due to the collection of notes receivables from related parties.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

On November 20, 2008, the Company filed a report on Form 8-K, dated November 17, 2008, responding to Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers which reflected the resignation of its CEO and appointment of new officers and a new director

On October 28, 2008, the Company filed a report on Form 8-K, dated October 23, 2008, responding to ITEM 7.01. Regulation FD Disclosure which included information shown to attendees at a conference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Dasheng Biotechnology Company

By:

/s/ Sidong Zhang
     Sidong Zhang
Chief Executive Officer and President
(Principal Executive Officer)

Date: February __, 2009

/s/ Hongsheng Wang
     Hongsheng Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)