Form 10-Q/A
period 2008-12-31
China Dasheng Biotechnology CO
filed 2009-02-19
CIK 1393067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 1)

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
Telephone number: (908) 938-2025
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

LIQUIDITY AND CAPITAL RESOURCES

     We continued to strengthen our balance sheet in the second quarter of fiscal year 2009. Total assets and stockholders' equity have both increased. Currently, we utilized short-term bank financing to provide operating liquidity needs for our operation and growth. For the long-term, we plans to seek additional equity or debt to increase our plant capacity and company head counts to support the increased operation activities.

    Cash flow from operating activities increased by $3,265,456 compared the six months ended December 31, 2008 to the six months ended December 31, 2007. The increase is due to increase in net income and less advance payment to suppliers.

    Cash flow from financing activities increased by $1,840,993 compared the six months ended December 31, 2008 to the six months ended December 31, 2007. The increase is due to the collection of notes receivables from related parties.

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

Date: February 18, 2009

/s/ Hongsheng Wang
     Hongsheng Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 18, 2009