Form 10-Q
period 2009-03-31
China Dasheng Biotechnology CO
filed 2009-05-14
CIK 1393067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _______________

CHINA DASHENG BIOTECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	333-141327	26-0162321
(State or other jurisdiction	Commission File Number	(I.R.S. Employer
of incorporation or organization)		Identification No.)

Building B 17th Floor
Century Plaza
Qingyang Road
Lanzhou, Gansu
People's Republic of China
Telephone number: (86)931 8441248
(Address and telephone number of principal executive offices)

P.O Box 520767
Flushing, NY 11352
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

As of May 12, 2009, 30,000,000 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2008 and March 31, 2009 (Unaudited)		4
Consolidated Statements of Operations for three months and nine months ended March 31, 2009 and 2008 (Unaudited)		5
Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 (Unaudited)		6
Notes to Consolidated Unaudited Financial Statements		7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibitions	18
Signatures		19

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED BALANCE SHEETS (Unaudited)
AS OF MARCH 31, 2009 and JUNE 30, 2008
(in US DOLLARS)

	31-Mar-09	30-Jun-08
ASSETS
Current assets:
Cash & cash equivalents	$10,413,273	$1,561,403
Accounts receivable, net of allowance for doubtful accounts of $22,794 and $16,303, respectively	3,670,524	3,244,476
Inventory	476,832	561,883
Advances to suppliers	20,886	1,486,379
Due from related parties	94,093	1,580,820
Prepayments and other current assets	89,073	35,675

Total current assets	14,764,681	8,470,636

Investment in Real Estate Ventures	5,401,954	6,483,437

Property, plant and equipment, net of accumulated depreciation	2,859,290	1,618,829

Other Assets
Land use right, net of accumulated amortization	1,453,481	1,531,555
Notes receivable	1,066,449	998,502
Long-term prepayments	818,882	1,150,082

Total other assets	3,338,812	3,680,139

Total Assets	$26,364,737	$20,253,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,425,217	$725,680
Accrued expenses and other payables	784,142	809,463
Payable to related parties	18,134	-

Total current liabilities	2,227,493	1,535,143

Long-term payable - land use right	1,464,575	1,459,137

Minority Interest	3,447,892	2,282,109

Stockholders' Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, - 0 - shares issued and outstanding at March 31,2009 and June 30, 2008	-	-
Common stock, $0.001 par value, 74,000,000 and 74,000,000 shares authorized, 30,000,000 and 30,000,000 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	30,000	30,000
Additional paid-in-capital	3,846,035	3,846,035
Statutory surplus reserve and common welfare fund	2,643,339	1,837,187
Retained earnings	11,568,237	8,009,800
Accumulated other comprehensive income	1,137,166	1,253,630

Total stockholders' equity	19,224,777	14,976,652

Total Liabilities and Stockholders' Equity	$26,364,737	$20,253,041

See accompanying notes to the Consolidated Unaudited Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF OPERATION (Unaudited)
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
(in US DOLLARS)

	For the nine months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008
Net Sales	$16,076,862	$11,421,215	$5,308,553	$3,706,091
Cost of Sales	(8,270,673)	(6,135,328)	(2,665,814)	(1,945,490)
Gross profit	7,806,189	5,285,887	2,642,739	1,760,601
Operating Expenses:
Selling expenses	966,504	603,492	316,595	202,689
General and administration expense	1,583,324	1,388,148	758,157	904,209
Total operating expenses	2,549,828	1,991,640	1,074,752	1,106,898
Income from Operations	5,256,361	3,294,247	1,567,987	653,703
Other Income and Expenses:
Interest income (expenses)	83,245	(31,837)	29,653	(3,194)
Other income	2,925		0	-
Other expenses	(4,363)	(58,468)	646	(1,319)
Total other income and (expense)	81,807	(90,305)	30,299	(4,513)
Income before income taxes and minority interest	5,338,168	3,203,942	1,598,286	649,190
Minority Interest	(973,579)	(607,097)	(293,613)	(215,623)
Net income	$4,364,589	$2,596,845	$1,304,673	$433,567
Other Comprehensive Income:
Foreign currency translation adjustment	(116,464)	1,070,681	31,683	542,545
Comprehensive income	$4,248,125	$3,667,526	$1,336,356	$976,112
Basic and Diluted Income per common share
Basic	$0.15	$0.09	$0.04	$0.01
Diluted	$0.15	$0.09	$0.04	$0.01
Weighted average common share outstanding
Basic	30,000,000	30,000,000	30,000,000	30,000,000
Diluted	30,000,000	30,000,000	30,000,000	30,000,000

See accompanying notes to the Consolidated Unaudited Financial Statements

CHINA DASHENG BIOTECHNOLOGY COMPANY
(FORMERLY NAMED AS MAX NUTRITION INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
( in US DOLLARS)

	For the nine months ended March 31,
	2009	2008

Cash Flows From Operating Activities:
Net income	$4,364,589	$2,596,845
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income of consolidated subsidiaries	973,579	607,097
Bad debt expense	6,424
Depreciation expense	236,961	236,690
Amortization expense	170,027	110,544
Loss on disposal of fixed asset	4,922

Changes in operating assets and liabilities:
Accounts receivable	(420,370)	(512,552)
Inventory	(83,626)	196,945
Advance to suppliers	1,471,038
Prepayments and other current assets	199,819	1,119,869
Accounts payable	867,602	(310,613)
Accrued expenses and other current liabilities	(28,342)	(2,010,476)

Cash provided (used) by operating activities	7,762,623	2,034,349

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,488,893)	(28,405)
Notes Receivables	(64,221)
Cash dividends received from real estate investments	1,105,676

Cash used in investing activities	(447,438)	(28,405)

Cash Flows From Financing Activities:
Repayment of long-term debt	-	(1,197,946)
Amounts received from related parties	1,510,758	938,601

Cash provided by financing activities	1,510,758	(259,345)

Effect of currency exchange rate on cash and cash equivalents	25,927	277,319

Increase in cash and cash equivalents	8,851,870	2,023,918

Cash and Cash Equivalents - Beginning of the year	1,561,403	1,316,569

Cash and Cash Equivalents - Ending of the year	$10,413,273	$3,340,487

Supplemental disclosures of cash flow information:
Interest paid	$41,760	$-
Income Taxes paid	-	-

See accompanying notes to the Consolidated Unaudited Financial Statements

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in the period ended March 31, 2009.

Accounts receivable

Accounts receivables consist primarily of receivables resulting from sales of products. The Company establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected. Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers. The allowance for uncollectible amounts as of March 31, 2009 and June 30, 2008 was $22,794 and $16,303, respectively.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the nine months ended March 31, 2009 and 2008.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts as at March 31, 2009 and June 30, 2008.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” ("FAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 30,000,000 and 30,000,000 shares of common stock equivalent available in the computation of dilute earnings per share at March 31, 2009 and June 30, 2008 respectively.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 – INVENTORY

The inventory consists of the following as of March 31, 2009 and June 30, 2008:

	Balance as of
	March 31, 2009	June 30, 2008

Raw Materials	$19,942	$218,895
Packing Materials	46,148	14,461
Work - in - process	361,789	246,695
Finished goods	48,953	81,742

Total	$476,832	$561,883

No allowance for inventory was made as of March 31, 2009 and June 30, 2008.

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

The detail of related party transactions is as follows:

(i) Office space

On December 1, 2006, Lüshen entered into a non-cancellable operating lease for its manufacturing facility in Hainan Province from Dasheng Industries Co., Ltd., an affiliate of the Company, expiring November 30, 2026. Lüshen prepaid the total lease obligation of RMB3.0 million (equivalent to $391,448 and $437,375 at March 31, 2009 and June 30, 2008 respectively) upon signing the lease, which approximates the present fair market value of the lease.

(ii) Due from (+) and to (-) related parties

	Balance as of
	March 31, 2009	June 30, 2008

Receivables from shareholder/officer	$94,093	$1,580,820
Payable to Shareholder	(18,134)	-
Total	$75,959	1,580,820

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

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REAL ESTATE (Continued)

The Company ownership percentage in the real estate venture is 16.5% .

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

On March 31, 2009, the Company received cash from Dasheng Garden Development of RMB 7,555,589 (equivalent to US$1,105,676), which was accounted for as a reduction of the investment in real estate investment (return of capital).

(ii) Changlin Real Estate Development project

On May 31, 2008, the Company contributed RMB35m (equivalent to US$5,102,710) to set up a joint venture of Changlin Real Estate Development Co., Ltd. The joint venture intends to develop residential real estate in an old manufacturing site in Lanzhou within 2 years. The Company's share of the joint venture project is 17.5% .

NOTE 6 – INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China concerning foreign invested companies, which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

Substantially all of the Company’s taxable income and related tax expense are from PRC sources. Dasheng, Lüshen and Elemiss file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). In accordance with the relevant income tax laws, the profits of the Company derived from agribusiness are fully exempted from income taxes and the profits of the Company derived from real estate investment are subject to income taxes. As of March 31, 2009 and 2008, the Company derived all of its revenues and profits from its agriculture business.

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

CHINA DASHENG BIOTECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (Continued)

The Company has been formally approved by the local tax bureau for the favorable tax benefit enjoyed by the foreign invested company, which allows two-year tax exemption of income tax from January 20, 2008 through January 19, 2010, and three-year 50% tax reduction from January 20, 2010 to January 19, 2013.

For the nine months ended March 31, 2009 and 2008, the Company still enjoyed the tax concession and no income tax provision was recognized.

NOTE 7 – FOREIGN OPERATIONS

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

As of March 31, 2009 and June 30, 2008, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve of $1,709,143 and $1,837,187, respectively.

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

Management’s Discussion of Financial Condition and Results of Operations

Results of Operation – Three months ended March 31st, 2009 compared to three months ended March 31st, 2008.

Revenues for the three months ended March 31st, 2009 were $5,308,553 compared to $3,706,091 for the same period of year 2008, there was $1,602,462 or 43.2% increase in revenues. This revenue increase is due to the continuous sales growth during this quarter.

Costs of products ended March 31st, 2009 were $2,665,814. Compared to $1,945,490 for the same period of year 2008, there was $720,324 or 37% increase. Since the percentage growth in revenues exceeded the percentage growth in costs of products, profit margin increased by 2.3% .

Gross profit for the three months ended March 31st, 2009 was $2,642,739, an increase of $882,138 or 50.1% increase compared to the same period of year 2008. The gross profit increase is from the sales growth and production cost control management focused on increasing production efficiency.

Operating expenses for the three months ended March 31st, 2009 were $1,074,752 compared to $1,106,898 in the same period last year, a decrease of $32,146 or 2.9% . This reduction reflected management’s focus on cost control, particularly on controlling selling expenses and general administration activities. Reduced operating expenses further contributed to the profit margin for the Company’s business.

Results of Operation – First three quarters of year 2009 compared to first three quarters of year 2008.

The Company has one reportable segment that is engaged in manufacturing and marketing certain products that are primarily fertilizer and livestock feed.

Net sales increased from $11,421,215 in the first three quarters of fiscal 2008 to $16,076,862 in the first three quarters of fiscal 2009, an increase of $4,655,647 or 40.8% . This growth rate is in line with the first two quarter growth rate for fiscal 2009 (46.5%) and we continue to see strong demand for Company’s products.

The table below shows a breakdown of net sales by products as a percentage of total revenue for the first three quarters on both fiscal 2008 and fiscal 2009:

	Net Sales and Percentage on 2008		Net Sales and Percentage on 2009
Product Line
AM/HM Crop Additives	$6,658,568	58.30%	$9,115,576	56.70%
AM/HM Livestock Additives	$4,237,270	37.10%	$5,723,368	35.60%
FGW Preservatives	$525,377	4.60%	$1,237,918	7.70%
Total	$11,421,215	100%	$16,076,862	100%

The Net Sales distribution on the products showed above indicated that the Company enjoyed relatively steady distribution for the nine month period between fiscal 2008 and fiscal 2009. AM/HM Crop Additives and AM/HM Livestock Additives were reduced within the limit of 2% while FGW Preservatives were increased 3.1%. Overall, we are still able to see strong market demand for our production line.

Gross profit increased from $5,285,887 in the first three quarters of fiscal 2008 to $7,806,189 in the same period of fiscal 2009 an increase of $2,520,302 or 47.7% . This growth rate is in line with the first two quarter’s results which showed a 46.5% increase over the prior year.

General administration expenses for the three quarters of fiscal 2009 was $1,583,324, an increase of $135,412 from $1,388,148 of the same period in fiscal 2008. This increase is due to the higher professional fees.

Net income increased from $2,596,845 n the first three quarters of fiscal 2008 to $4,364,589 in the same period of fiscal 2009, an increase of $1,767,744 or 68.1% as a result of our higher gross profit.

Cash inflow from operation activities increased from $2,034,349 in the first three quarters in fiscal 2008 to $7,762,623 in the same period of fiscal 2009. This increase is largely due to the net income growth, advances to suppliers and account payables. Cash inflow from financial activities was increased by $1,510,758 for fiscal 2009 as well. The result is that the Company’s liquidity is improved and it has the cash to maintain its operations and grow its product line.

Overall, the Company is still enjoying remarkable market demand for its products in relatively stable domestic market environment. Management’s focus has been on cost control to reduce expenses and thereby to boost profit margin.

LIQUIDITY AND CAPITAL RESOURCES

We continued to strengthen our balance sheet in the third quarter of year 2009. Total assets and stockholders’ equity have both increased. Currently, we utilized short-term bank financing to provide operating liquidity needs for our operation and growth. For the long-term, we plans to seek additional equity or debt to increase our plant capacity and company head counts to support the increased operational activities.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

None.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2009. In course of making our assessment of effectiveness of internal controls over financial reporting, we identified some material weakness in our internal control over financial reporting. We lack sufficient personnel with appropriate level of knowledge, experience and training in the application of accounting operation of our company. This weakness causes us to not fully indentify and make all accounting adjustments in time.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those reported in the Company’s last Annual Report on Form 10-K.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32 .1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Dasheng Biotechnology Company

By:

/s/ Sidong Zhang
Sidong Zhang
Chief Executive Officer and President
(Principal Executive Officer)
Date: May 12, 2009

/s/ Hongsheng Wang
Hongsheng Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 12, 2009